Form 10KSB
period 2005-12-31
Sweet Success Enterprises, Inc
filed 2006-04-07
CIK 1338067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒ Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

☐ Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from to .

SWEET SUCCESS ENTERPRISES, INC.

(Name of small business issuer specified in its charter)

Nevada	000-51542	54-2088620
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation)		Identification No.)

1250 NE Loop 410, Suite 630

San Antonio, Texas 78209

(Address of principal executive offices)

(210) 824-2496

(Issuer’s telephone number)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form  10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

Issuer’s revenues for its most recent fiscal year: $4,485.

As of April 5, 2006, there were 13,697,545 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates totaling 11,217,545 shares was approximately $9,759,264, based on the last sales price of such stock as of that date of $.87.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 5, 2006 was 13,697,545 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format: Yes   ☐  No   ☒

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-KSB to “we,” “us,” “our,” and the “Company” are to Sweet Success Enterprises, Inc., a Nevada corporation.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

PART I

ITEM I:  DESCRIPTION OF BUSINESS

History

Sweet Success Enterprises, Inc. (the “Company”), formerly New Bridge Reorganization Corp., was organized as a Nevada corporation in September 2001 in connection with the reorganization of its parent, New Bridge Products, Inc. which was originally incorporated in August 1995 as a manufacturer of mini-vans for the physically challenged and which filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in December 2001. The Company’s plan of reorganization was approved by the U.S. Bankruptcy Court for the District of Arizona in September 2002, and the Company was discharged from bankruptcy in October 2002.

In November 2002, the Company acquired all 4,000,000 shares of the issued and outstanding common stock of Beverage Acquisition Corporation (“BAC”) for 2,750,000 shares of the Company’s common stock. In October 2002, the Company changed its name to Sweet Success Enterprises, Inc. All references to the Company’s business throughout this Annual Report reflect the operations of BAC.

The Company’s shares of common stock currently trade on the Pink Sheets of the National Quotation Bureau under the symbol “SWTS.” On April 5, 2006, the closing price of the common stock was $.87 per share.

In their report dated April 3, 2006, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern. Accordingly, unless the Company raises additional working capital or revenue grows to support the Company’s business plan, it may be unable to continue in business. At December 31, 2005, the Company had an accumulated deficit of $6,282,900.

Acquisition of the Sweet Success Brand

In 1993, as a part of its existing product line, Nestlé USA developed a line of diet meal replacement products under the “Sweet Success” brand name (“Sweet Success”). The Sweet Success product line consisted of ready-to-drink beverages, snack bars, and powder mixes and was marketed as a weight loss and healthcare management product.

In August 2000, Nestlé sold Sweet Success to Nutri/System, Inc., a company that had intended to market Sweet Success as one of its Web based on-line meal replacement products. However, in December 2000, due to funding problems associated with the decline of investor interest in Internet companies, Nutri/System was unable to launch Sweet Success. Accordingly, in the second quarter of 2001, Nutri/System discontinued sales of Sweet Success products.

In October 2002, BAC entered into an agreement to purchase the Sweet Success brand from Nutri/System for a purchase price of $200,000. The purchase of the Sweet Success brand was completed December 2002. The Company also granted a royalty to Nutri/System equal to 1% of net sales generated in the 19th through 36th month following the product’s introduction and issued to Nutri/System common stock purchase warrants to purchase up to 200,000 shares of the Company’s common stock at $5.00 per share exercisable until December 2005. These warrants expired unexercised. The acquisition included all rights to the “Sweet Success” brand name, formulas for all meal replacement products, trademarks, service marks, copyrights, research and records.

Products

In July 2005, the Company reformulated and reintroduced the Sweet Success product line initially through two food retailers in Las Vegas, Nevada and 21 retailers in Texas. The reformulated product offered in these retail stores is the Company’s new Sweet Success “Fuel For Health™”, formerly branded as “Complete Fuel,” premium priced ready-to-drink beverage. The Company believes that the Fuel For Health™ formula is responsive to contemporary consumers’ interest in nutritional and healthful products that can serve simply as a good tasting drink or can serve as a meal replacement or as a food supplement. Fuel For Health™ has been introduced at a recommended retail price of approximately $8.00 for four packaged 11 ounce servings, initially in two flavors, Creamy Vanilla Supreme and Bavarian Chocolate Supreme. These formulations offer consumers healthful ingredients, such as Aktivated Barley (TM), guarana, Omega-3 fatty acids and ground flax. In the Company’s opinion, these new ingredients provide consumers with a superior healthy-lifestyle beverage that can be conveniently consumed at any time. The Fuel For Health™ formulas are good tasting and all natural. To date, production has been limited to approximately 21,000 cases of Fuel For Health™, produced at a cost of approximately $300,000.

The original two Fuel For Health™ formulas are dairy-based and fortified with vitamins to enhance the nutritional content. They contain approximately 200 calories and three grams of fat per 11 ounce serving and are designed to provide sufficient nutrition to substitute for as many as two meals per day, based upon one serving per meal. The fiber and texture in the products are designed to satiate, but contain no appetite suppressants. Guarana provides a sustained energy boost. The products are marketed in a limited geographic area in 11 ounce Tetra-Pack containers, packaged in cases of 24 units (6 four-packs). The products are “shelf stable” for up to fifteen months using a process in which the product and its contents are sterilized by heating to over 250°F.

Innovation is a critical component of the Company’s overall business plan because new products create excitement with consumers and retailers, and provide leverage for the Company’s developing sales and distribution network. Therefore, the Company seeks to build a pipeline of new products to create market momentum. Future products will represent new categories of functional beverages which offer healthful ingredients to address specific body needs such as (i) formulations with enhanced ingredients represented initially by a formulation the Company is branding as Power Blend ™, for which a production run of approximately 9,500 cases were manufactured in February 2006, or (ii) Chocolate Immunity Infusion™, which includes non-allergenic ingredients, for which an initial trial production run was completed in February 2006, and the first commercial production is scheduled for mid-May, as well as other products scheduled for production later this year such as (iii) products that contain heart healthy ingredients represented initially by a formulation the Company expects to brand as Optibeat, or (iv) Ultra Greens with cellular benefits and vitamin packed wellness, or (v) Brain Booster for cognitive enhancement, or (vi) Longevity for vitality. The criteria the Company has chosen for new products takes into consideration the product’s growth potential, margin potential, competitive differentiation and its synergy with existing Sweet Success products. Power Blend™ was in commercial production in the first quarter of 2006, Chocolate Immunity Infusion™ , Ultra Greens and Brain Booster are expected in the second quarter of 2006 as well as Optibeat and Longevity are expected in the third quarter of 2006, all subject to funding. Recommended retail prices for 11 ounce servings of these products will range between $1.99 and $2.25.

The Company expended approximately $189,000 and $15,000 on research and development during the years ended December 31, 2005 and 2004, respectively.

The Ready-To-Drink Nutritional Beverage Market

In reintroducing the Sweet Success line to the market, the Company seeks to build upon the brand’s previous name recognition as well as the growing demand for good tasting, convenient and nutritious beverages. Consumers have become increasingly health conscious over the past decade, as reflected in the popularity of activities aimed at maintaining and improving health; including exercising and dieting. The continued decline in negative health habits such as smoking and alcohol consumption also reflects this trend. Moreover, the Company believes that consumers have become more aware of the nutritional content of the foods they eat and seek beverages that offer healthful ingredients.

Competition

Although the Company competes with a variety of competitors in the health beverage as well as the meal replacement industry, it currently competes primarily with other nationally distributed producers of healthy nutritional beverage products as well as regional and local producers. National competitors include Odwalla, which markets chilled juices and smoothies, as well as Atkins, EAS Myoplex, Pure Pro, Balance, Kashi, Jones Soda and Hanson’s, all of which offer premium nutritional beverages.

To the extent that Fuel For Health™ is used as a meal replacement product, it competes against Slim Fast Foods and other meal replacement producers, which offer less expensive products. There are many other competitors in the liquid meal replacement market including divisions of other large companies, as well as smaller competitors. Competitors also include private label brands and firms that offer a variety of liquid beverages, meal replacements, nutritional beverage bars and shakes, appetite suppressants and nutritional supplements. These beverages include Ensure, Atkins, Naked Juice, Sustacal, Snapple-A-Day and Edge along with private labels offered by most of the major retail food stores. In a broader sense, the Company also competes with retail chains, such as Jenny Craig and Weight Watchers, both of which offer liquid meal replacement nutritional beverages, along with medically supervised programs, on-line diet oriented Web sites and other self administered products and programs. Current and new competitors may be able to quickly introduce products at relatively low cost. These competitors may operate in a variety of distribution channels, including on-line commerce, retail stores, catalog operations or direct selling.

The principal competitive factors in the nutritional beverage and meal replacement categories:

•                  Taste

•                  Nutritional value

•                  Appetite satisfaction

•                  Brand recognition

•                  Availability and convenience of obtaining the products

•                  Price

The Company offers its Sweet Success Fuel For Health™ at prices similar to other premium nutritional or meal replacement beverages, such as Atkins, EAS Myoplex, Odwalla, Jones Soda and Hanson’s. The Company believes its products offer taste, nutritional value and appetite satisfaction at least equal to those of its competitors. Nevertheless, most of the Company’s competitors have substantially greater name recognition and financial, marketing and personnel resources than the Company. Additionally, the products of these competitors are more readily available for purchase on-line, in retail stores and through direct sales. The Company initially stocked limited shelf space in small retail chain stores, convenience stores, restaurants and hospitals in Nevada, Texas, California, Alabama and the Midwest. While we are no longer in Nevada, the Company still continues to currently sell in stores in Texas, Alabama, California, and various Midwestern states for a total of 165 stores, including Price Chopper, Reasor’s, Homeland, Ramey’s, Piggly Wiggly and Country Mart. These sales commenced in July 2005.

As indicated above, the Company has begun a limited production of its nutritional beverages consisting of a total of approximately 21,000 cases to date, and will be unable to expand its production and marketing until it raises sufficient debt or equity financing. The Company initially outsourced the production and storage of Fuel For Health™ products through a production agreement with Kiko Foods, Inc. which was terminated in October 2005 as a result of damage to Kiko’s facilities from Hurricane Katrina. Kiko was replaced by California Natural Products (“CNP”)

pursuant to a purchase order letter agreement, cancelable by either party upon written notice to the other, under which CNP will provide the Fuel For Health™ line based upon a price of $4.35 per case, predicated upon a production run of 300,000 cases annually and minimum individual production runs of 10,000 cases. Smaller runs are subject to additional charges. CNP will also store product for $.15 per case per month on all products not picked up within 72 hours of the date the product is manufactured, and raw materials and packaging are subject to a $6.00 monthly storage fee per pallet for any materials on site after 90 days from the production date. Universal Food & Beverage (“Universal”) purchased CNP’s plant in Georgia in late February 2006. The CNP contract will continue through May 2006 until such time as a new contract is negotiated with Universal. Following production and storage, products are shipped by the Company’s producer, or by third-party fulfillment companies, directly to food brokers and retailers.

Marketing

The Company seeks to market its Sweet Success Fuel For Health™ brand as an advanced and healthy nutritional beverage product. Fuel For Health™ is offered as a premium, tasty, healthful shake that can be a meal replacement or can be consumed just for its taste and health benefits. Emphasis is currently being placed primarily on selling cold single servings in stores and secondarily on multi-packs. In support of this strategy, the Company will seek to utilize several merchandising techniques to gain retailers, including providing cold equipment in high volume stores and obtaining space in retailers’ cold beverage sections. Subject to funding, the Company plans to significantly invest in programs for in-store shoppers to sample Fuel For Health™. The Company will also aggressively invest in retail display programs, promotions and consumer incentives to build excitement and volume for the brand.

In July 2005 the Company launched Fuel For Health™ in the Las Vegas, Nevada and Houston, Texas markets. Retailers that specialize in specialty/gourmet/health products will be targeted for future distribution. In Texas, the Company will seek shelf space in stores such as Central Market, Whole Foods, Wild Oats, Rice Epicurean, Market Street, Costco, HEB and selected independent stores. To date, the Company has had discussions with these stores, has shipped samples to them and is awaiting responses from them. While providing access to target consumers, these retailers are also important because success in these chains will positively influence potential retailers throughout the rest of the U.S. The Company initially stocked limited shelf space in small retail chain stores, convenience stores, restaurants and hospitals in Nevada, Texas, California, Alabama and the Midwest. Currently, the Company is in 165 stores in Texas, California, Alabama and the Midwest, including Price Chopper, Reasor’s, Homeland, Ramey’s, Piggly Wiggly and Country Mart, but no longer sells in Nevada. Total aggregate product shipped to these locations to date were approximately 5,400 cases representing approximately $88,000 in gross sales or purchase orders for consigned or contingent sales. Due to the promotional aspects of the launch, approximately 3,300 cases were used in sales and marketing efforts as well as donated to various charities during 2005.

Subject to obtaining funding, the Company expects to use a variety of programs to drive consumer awareness of Fuel For Health™. Consumer programs will be developed that will deliver the Fuel For Health™ message to target consumers. These will include television, radio and print media advertising along with participation and sampling at key community events, activities and shows. Community events will be focused in areas where the Company has key retail availability and will encourage consumers to purchase Fuel For Health™ at participating retailers.

The Company’s marketing plan is directed toward building customer loyalty, encouraging repeat purchases, increasing average order size and producing recurring revenue. In order to maximize this marketing effort, the Company must:

•                  Generate interest and awareness of Fuel For Health™ to encourage customers to purchase the product at retail stores;

•                  Continuously improve its online and offline sales efforts;

•                  Build customer trust in healthy, nutritious beverages by providing product information to facilitate informed purchases;

•                  Continuously add new distributors;

•                  Ensure quick and efficient distribution; and

•                  Build strategic relationships.

In July 2005 the Company entered into a product promotion agreement with Mark Burnett, a television producer, under which Burnett agreed to make a commercially reasonable good faith effort to cause Sweet Success brand products to be placed on the set or used in television productions produced by Burnett. Burnett was issued warrants to purchase up to 2,000,000 shares of the Company’s common stock at prices ranging from $.70 to $1.25 per share in connection with the agreement together with a 5% royalty on products sold which were promoted on a Burnett television production. Of these warrants, 850,000 are exercisable immediately, with the balance exercisable based upon certain milestones and conditions.

Government Regulation

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by several federal agencies, but primarily by including the Food and Drug Administration (the “FDA”) and the Federal Trade Commission (the “FTC”). The Company must comply with the standards, labeling (including nutritional information) and packaging requirements imposed by the FDA and FTC for the marketing and sale of medical foods, food supplements, vitamins and nutritional products. Many FDA and FTC remedies and processes, including imposing civil penalties and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate law. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. Compliance with FDA and, FTC requirements and other regulations is costly and time consuming. Moreover, violations of regulations or requirements could result in the Company’s products being removed from the market.

Intellectual Property

In October 2002, the Company (through BAC) entered into an agreement to acquire from Nutri/System all of its rights to the “Sweet Success” brand name and its then formulations for all nutritional beverage products together with trademarks, service marks, copyrights, research and records. The purchase of the “Sweet Success” brand was completed December 2002. The formulations will not and have not been patented. Subsequently, the Company developed (but has not patented), and continues to develop, other formulations under its Fuel For Health™ brand with the assistance of Jon Barron, one of its directors.

The Company relies on a combination of common law trademark rights, U.S. federal registration rights and trade secret laws to protect its brand name and its product formulations. Nevertheless, the Company’s formulations are not patented and may be duplicated by competitors. The Company protects its product formulations by confidentiality agreements with its employees and contract manufacturers. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets or those of its contract manufacturers will not otherwise become known or discovered independently by competitors. If the Company were to lose ownership of its product formulations, it could have a material adverse affect on its competitive position.

Employees

As of the date hereof, the Company has four full-time employees, William J. Gallagher, its Chief Executive Officer, his son, W. H. Benjamin Gallagher, Thomas A. Colbourn and Micheraie Cruz Canales. The Company’s performance and development are substantially dependent on the continued services of its executive officer and on the Company’s ability to retain and motivate other key employees. The Company does not have “key person” life insurance policies on the lives of any of its executive officer or other employees. The Company’s future success also depends on its continuing ability to attract and retain qualified personnel and management in the future.

Employment agreements have been entered into with all current employees as well as one identified future employee contingent upon obtaining $5,000,000 in funding, of which there can be no assurance.

Risk Factors

The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this

Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Cautionary Notice Regarding Forward Looking Statements” above.

If the Company continues to experience limited operations and revenue and historical losses, it may be required to limit or terminate its operations.

The Company has had limited operations since inception and has incurred losses of $3,853,952 and $564,268 for the years ended December 31, 2005 and 2004 on a negligible amount of revenue. Continued limited operations and revenue and ongoing losses may cause the Company to limit or terminate its operations.

The Company received a going concern qualification from its auditors and has an accumulated deficit to date of $6,282,900, thereby limiting its ability to continue its operations.

In their report dated April 3, 2006, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern. Accordingly, unless the Company raises additional working capital or revenue grows to support the Company’s business plan, it may be unable to continue in business. At December 31, 2005, the Company had an accumulated deficit to date of $6,282,900.

The Company will require additional capital, which, if unavailable, may not allow it to remain in business.

The Company estimates it will need approximately $3,800,000 to fund its planned operations for the next twelve months to market Fuel For Health™ and to develop other nutritional or functional beverages. The Company cannot guarantee that it will have access to these required funds in the future, or that such funds will be available on acceptable terms and conditions. If the Company is unable to raise additional funds, it will be unable to market its products and may be unable to remain in business.

In order to obtain funds for working capital, the Company may be required to dilute its existing investors.

The Company requires approximately $3,800,000 to fund its planned operations for the next twelve months. In order to obtain these funds, of which there can be no assurance, it may seek to sell additional equity securities, thereby diluting ownership of its current investors.

The Company has produced only a small quantity of three nutritional Fuel For Health™ beverages and is dependent upon these three product lines and on the development of new products, in the absence of which the Company’s sales will be extremely limited.

As of March 31, 2006, the Company has only produced approximately 21,000 cases of Fuel For Health™, its ready-to-drink nutritional beverage and currently offers two healthy shakes and one juice energy drink. If these three products are not well received by consumers, the Company’s sales will be extremely limited. Future sales will be dependent upon the Company’s ability to introduce new and innovative products. The success of new products depends on a number of factors, including the Company’s ability to develop products that appeal to consumers and that are competitively priced. There can be no assurance that the Company’s efforts to develop new products will be successful, that consumers will accept new products, or that the Company’s competitors will not introduce products that achieve greater market acceptance than the Company’s products.

The Company is dependent on independent distributors, which could affect its ability to efficiently and profitably distribute and market its products and expand its business into other geographic markets and could reduce its revenue.

The Company’s ability to establish a market for its products in any geographic distribution area is dependent on its ability to raise funds and to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. The Company’s few distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and the Company’s products represent a small portion of their business. To the extent that its distributors are distracted from selling its products or do not employ sufficient efforts in managing and selling its products, including re-stocking the retail shelves with the Company’s products, its sales and profitability will be adversely affected. The Company’s ability to maintain its distribution network and attract additional distributors will depend on a number of factors, many of which are outside its control. Some of these factors include:

•                  The level of demand for its products in a particular distribution area;

•                  Its ability to price its products at levels competitive with those offered by competing products; and

•                  Its ability to deliver products in the quantity and at the time ordered by distributors.

The Company may not be able to meet all or any of these factors in any of its prospective geographic areas of distribution. The Company’s inability to achieve any of these factors in any geographic distribution area will have a material adverse effect on its relationships with its distributors in that particular geographic area, thus limiting its ability to expand its market and reduce its revenue.

The Company does not have long-term agreements with its distributors, and incurs significant time and expense in attracting and maintaining key distributors.

The Company’s marketing and sales strategy depends in large part on the availability and performance of its independent distributors. The Company currently does not have, nor does it anticipate in the future that it will be able to establish, long-term contractual commitments with distributors. In addition, there are no minimum levels of performance under these distribution arrangements, and any of those arrangements may be terminated at will. The Company may not be able to maintain current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that it may have to incur additional expenditures to attract and maintain key distributors in one or more geographic distribution areas in order to profitably exploit its geographic markets.

The Company faces intense competition, which could lower its product prices and reduce its profitability.

Although the Company competes with a variety of competitors in the health food and meal replacement industry, it will initially compete primarily with other producers of ready-to-drink nutritional beverages. The category is relatively fragmented, consisting of private label brands and other competitors, including Atkins, EAS Myoplex, Pure Pro, Balance, Kashi, Jones Soda and Hanson’s, which offer a variety of nutritional and healthful beverages. These products also include Ensure, Sustacal, Snapple-A-Day and Edge along with private labels offered by most of the major retail food stores. In a broader sense, the Company also competes with traditional meal replacement products such as Slim Fast, as well as retail chains such as Jenny Craig and Weight Watchers (both of which offer their own liquid nutritional beverages), along with medically supervised programs, on-line diet oriented Web sites and other self administered products and programs. Current and new competitors may be able to quickly introduce products at relatively low cost. These competitors may operate in a variety of distribution channels, including on-line commerce, retail stores, catalog operations or direct selling. Such competition could cause the Company to reduce its product prices, which in turn could reduce its revenue and therefore its profitability.

The Company is subject to product liability claims, which could require it to expend funds to defend or pay claims against it.

The Company faces an inherent risk of exposure to product liability claims if the use of its proposed products results in illness or injury. If the Company does not have adequate insurance or contractual indemnification from its manufacturers, product liability claims could require it to expend funds to defend such claims or to pay claims against it. Manufacturers and distributors of meal replacement products and nutritional supplements are often named as defendants in product liability lawsuits. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of any insurance coverage that the Company may acquire would add additional costs to its business and divert the attention of its senior management from the operation of its business.

The Company’s products may contain innovative ingredients or combinations of ingredients, and there may be little long-term experience with human consumption of these ingredients or combinations in concentrated form. In addition, interactions of these products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. Although the Company may perform research and tests in connection with the formulation and production of the products that it proposes to sell, there are no conclusive clinical studies regarding its proposed products.

The Company is subject to risks associated with adverse publicity, which could reduce consumer acceptance of its products and therefore reduce its revenue and its product prices.

The Company is highly dependent upon consumer perception of the safety, quality and possible dietary benefits of its products. As a result, substantial negative publicity concerning meal replacement products or other nutritional foods similar to the Company’s products could lead to a loss of consumer confidence in the Company’s products, removal of the Company’s products from retail shelves and reduced revenue and product prices for the Company’s products.

The Company may be unable to protect its intellectual property, thereby reducing its revenue and its ability to compete.

The Company relies on a combination of common law trademark rights, U.S. federal registration rights and trade secret laws to protect its product formulations. Nevertheless, these formulations are not patented and may be duplicated by competitors. The Company protects its product formulations by confidentiality agreements with its employees and contract manufacturers. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets or those of its contract manufacturers will not otherwise become known or discovered independently by competitors. If the Company were to lose ownership of its product formulations, its revenue and ability to compete would be substantially reduced.

Raw materials used in the Company’s products may be subject to delays, limited availability and uncertain costs, thereby reducing the Company’s product production and revenue.

As with most food products, the availability and cost of raw materials, especially for the Company’s tetra prisma packaging and guarana extract, used in the Company’s products can be affected by a number of factors beyond its control, such as general economic conditions affecting growing decisions, weather conditions such as frosts, drought, and floods, and plant diseases, pests, and other acts of nature. Because the Company does not control the production of raw materials, it is subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions, natural disasters or other catastrophic events. There can be no assurance that the Company’s contract manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, if they experience supply shortages. The lack of availability of raw materials could reduce the Company’s product production and therefore its revenue.

The Company depends on its key personnel and the loss of such personnel could limit its operations and reduce its revenue and profitability.

The success of the Company is significantly dependent on the personal efforts, performance, abilities and continued service of its four employees. The loss of service of any of these individuals could limit its operations, reduce its revenue and its profitability. In addition, the future success of the Company depends upon its ability to attract and retain highly qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain such qualified personnel.

The Company’s products are subject to government regulation. Violations of such regulations could prohibit the Company from selling its products.

The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by several federal agencies, but primarily by the Food and Drug Administration (the “FDA”) and the Federal Trade Commission (the “FTC”) who strictly regulate companies that these agencies believe may be making health claims. The Company must comply with the standards, labeling (including nutritional information) and packaging requirements imposed by the FDA and FTC for the marketing and sale of medical foods, food supplements, vitamins and nutritional products. Many FDA and FTC remedies and processes, including imposing civil penalties and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate law. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of sales of certain products not capable of reformulation, or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation.

If the Company violates regulations associated with its advertising, it could limit its future advertising efforts and therefore its potential revenue.

Advertising of the Company’s products is subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc. (“NAD”) administers a self-regulatory program by the advertising industry to insure truth and accuracy in national advertising. NAD monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Any violations of FTC or NAD regulations, or future changes to the Company’s advertising resulting from compliance with an adverse NAD determination or FTC action or fines or penalties assessed in connection therewith, could limit the Company’s advertising and therefore its potential revenue.

Consumers may not accept the Company’s products, thereby reducing the Company’s revenue.

The Company’s revenue depends on attracting and maintaining purchasers of healthy beverages and meal replacement products through cost-efficient marketing and research. These markets are extremely competitive, with a multitude of products available to consumers, including nutrition and meal replacement drinks, prescription and over-the-counter drugs and herbal supplements. The Company may not be able to attract consumers away from more traditional health food and meal replacement products. Factors that could prevent or delay consumer acceptance of the Company’s product, and consequently affect its ability to generate revenue, include:

•                  Pricing that does not meet consumer expectations when compared to the pricing of other nutritional beverage products;

•                  Lack of consumer awareness of the Company’s products;

•                  Customer concerns about the healthfulness of the Sweet Success product; and

•                  Release of scientific information that highlights a nutritional beverage or meal replacement product superior to the Company’s product.

The Company is dependent upon third-party manufacturers, the loss of whom may limit the Company’s ability to deliver its products.

The Company does not own or operate any manufacturing facilities and therefore is dependent on third parties for the manufacture of its products. If the Company’s current contract manufacturer was unable or unwilling to produce and ship the Company’s products in a timely manner or to produce sufficient product quantities to support the Company’s growth, the Company would have to identify and qualify a new contract manufacturer. There can be no assurance that the Company would be able to identify and qualify new contract manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to the Company in order to meet its requirements, which could adversely affect the Company’s ability to make timely deliveries of its products. In addition, there can be no assurance that the capacity of the Company’s contract manufacturer will be sufficient to fulfill the Company’s orders.

The nutritional food and meal replacement industries are subject to changes in consumer trends, which could reduce interest in the Company’s products and therefore reduce product prices and revenue.

The nutritional food and meal replacement industries are subject to changing consumer trends, demands and preferences. Trends within these industries change often, and the failure of the Company to anticipate, identify or react to changes in these trends could lead, among other things, to reduced interest and product price reductions, which in turn would reduce the Company’s revenue. These changes might include consumer demand for new products or formulations that include different health promoting ingredients or appetite suppressants. The Company’s success depends, in part, on its ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences on a timely and affordable basis.

Control by the Company’s principal shareholders and the Company’s preferred stock authorization may prevent a change in control.

The Company’s officers and directors own approximately 30% of the Company’s issued and outstanding shares of common stock and, accordingly, are likely to be able to elect all of the Company’s directors and control the affairs of the Company. The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by the Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease of the value or market price of the common stock and could further be used by the Company’s Board of Directors as a device to prevent a change in control of the Company. The Company has no other anti-takeover provisions in its Articles of Incorporation. Holders of preferred stock may also have a right to receive dividends, certain preferences in liquidation and conversion rights.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

We are not currently subject to the internal control requirements as defined by Section 404 of the Sarbanes-Oxley Act of 2002. If we become subject to Section 404 and fail to develop reliable financial reports or prevent financial fraud, our ability to obtain subsequent financing as well as our stock price would be reduced. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our independent auditors have recently noted in a letter to management outlining material weaknesses in our internal controls regarding financial reporting and have offered suggestions regarding our internal controls and operations. According to the letter, we currently did not have a sufficient amount or type of staff in the financial, accounting and external reporting areas. Areas for improvement in our accounting and financial reporting functions relate to reconciliation of our accounts; proper recordation of expenses and liabilities in the period to which they relate; proper valuation and recognition of stock, option and warrant transactions, proof of internal review and approval of accounting items; documentation of key accounting assumptions, estimates and/or conclusions; and documentation of accounting policies and procedures.

As indicated above, we have taken steps to address these issues, but we may be hampered by our current level of staffing and our current accounting system. We cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls, could harm our operating results, cause us to fail to meet our reporting obligations, cause us to restate prior financial statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases from North Frost Center, on a month-to-month basis, approximately 3,000 square feet of furnished office space at the North Frost Center located at 1250 NE Loop 410, Suite 630, San Antonio, Texas 78209, for $1,300 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. However, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during 2005.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Information

The Company’s common stock is quoted on the Pink Sheets of the National Quotation Bureau under the symbol SWTS since December 2002. The following table sets forth the high and low closing prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter ended	Low price	High price

March 31, 2006	$.74	$1.38

December 31, 2005	$.60	$1.53
September 30, 2005	$.53	$2.60
June 30, 2005	$.15	$.70
March 31, 2005	$.18	$.36

December 31, 2004	$.11	$.33
September 30, 2004	$.11	$.37
June 30, 2004	$.20	$.51
March 31, 2004	$.20	$.75

December 31, 2003	$.60	$1.20
September 30, 2003	$1.00	$1.00
June 30, 2003	$1.00	$2.00
March 31, 2003	$1.80	$6.00

Holders

As of the date of this filing, a total of 13,697,545 shares of the Company’s common stock are outstanding and held by approximately 150 shareholders of record. Of this amount, 10,607,545 shares are free trading or may be sold under Rule 144 and the remaining 3,090,000 shares may be sold under Rule 144 commencing in May 2006. There are 1,450,000 warrants and 2,815,000 stock options outstanding as of the date of this filing.

Dividends

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In the last three years, the Company has issued the following shares of its unregistered securities:

(i)            In November 2002 pursuant to a Share Exchange Agreement, the Company issued 2,750,000 shares of its common stock for all 4,000,000 shares of Beverage Acquisition Corporation’s outstanding common stock.

(ii)           In December 2002 the Company issued 95,000 shares of common stock upon exercise of common stock purchase warrants issued upon approval of the Bankruptcy Court in connection with the Chapter 11 filing instituted by New Bridge Products, Inc. for an aggregate of $172,500.

(iii)          In March 2003 the Company issued 30,000 shares of its unregistered common stock to Ernest Mathis, Jr., a principal shareholder, as consideration for the conveyance of 10,000 shares of free trading common stock which Mr. Mathis transferred to a consultant of the Company.

(iv)          In March 2003 the Company issued the following shares to the following individuals in consideration for services rendered valued at $2.00 per share:

Name	Share Amount	Type of Services Rendered
Capital Direct, LLC	90,000	Introductions to investor relations firms
Leslie G. Spira	10,000	Introductions to investor relations firms
Shirley Goldstein	10,000	Introductions to investor relations firms
Robert Spira	50,000	Introductions to investor relations firms
Chapman Spira and Carson, LLC	30,000	Introductions to investor relations firms

(v)           In September 2003 the Company sold seven units of its securities to the following investors for $27,500 per unit. Each unit consisted of 10,000 shares of common stock and 10,000 Class A, 10,000 Class B and 10,000 Class C warrants. Subsequently, all of the warrants were exercised for $.01 per share, for a total of 210,000 shares of common stock. In addition, the Company issued an additional 10,000 shares to the holders for each unit owned by them.

Name	Number of Units Issued
Robert Lippincott	2
Robert Parks	1
Theodore Heesch	1
Keith Darling	1
John Girdley	1

(vi)          In July 2004, the Company sold 2,500,000 shares of its common stock to Kick a Rock Productions, Inc. for $.072 per share. Subsequently, the Company sold 312,500 shares to Kick a Rock for $.08 per share in March 2005.

(vii)         In September 2004, the Company issued 1,000,000 shares of its common stock to William Gallagher, its Chief Executive Officer, 150,000 shares to Graydon Webb, a director, and 50,000 shares to Joseph Fazzone for services rendered valued at $.12 per share. These services consisted of agreeing to join the Company’s Board in the case of Messrs. Gallagher, Webb and Fazzone.

(viii)        In February 2005, the Company issued 500,000 shares of its common stock to W. H. Benjamin Gallagher for acting as the Company’s Brand Manager, 300,000 shares to Micheraie Cruz Canales for providing administrative and investor relations services and 200,000 shares to Keith Darling for providing Web hosting and Web site development services, all valued at $.32 per share.

(ix)           In June 2005 the Company sold 1,000,000 shares of its common stock to Kick a Rock Productions, Inc. for $.265 per share.

(x)            Between June 2003 and August 2004, the Company issued the following shares upon exercise of warrants at $.01 per share:

Date	Name	Shares
6/03	Earnest Mathis, Jr.	186,000
7/03	Surfco	60,000
8/03	Surfco	20,000
4/04	CLX	372,000
5/04	Surfco	47,000
6/04	Surfco	120,000
8/04	Various	280,000

(xi)           In March 2005 the Company agreed to issue 100,000 shares of its preferred stock to William Gallagher, 30,000 shares to W. H. Benjamin Gallagher, William Gallagher’s son, for services as a Brand Manager and 10,000 shares to Micheraie Cruz Canales, an employee, for administrative and investor relations services, all valued at $3.20 per share. Each share of preferred stock is convertible into ten shares of common stock. The preferred stock does not carry a dividend and is non-voting. The preferred stock was issued July 2005.

(xii)          From January 2005 through the date of this filing, the Company issued stock options and warrants to purchase up to an aggregate of 6,570,000 shares of its common stock to the following group of consultants at exercise prices set forth below, and for services described and valued below:

Name of Consultant	Number of Stock Options and Warrants Issued	(1) Contingent Stock Options and Warrants	Exercise Price	(2) Value of Consideration	Type of Consideration
Jon Barron	400,000	200,000	$0.70	$149,389	Nutritional and Formulation Advisor
Jon Barron	400,000	380,000	$2.50	15,077	Nutritional and Formulation Advisor
Mark Burnett Productions	1,250,000	400,000	$0.70	401,955	Television Promotion
Mark Burnett Productions	750,000	750,000	$1.25	—	Television Promotion
Sam Freeman	25,000	—	$0.70	—	Introduction to key account relationships
Sam Freeman	650,000	300,000	$0.50	272,467	Introduction to key account relationships
Sam Freeman	200,000	200,000	$1.07	—	Introduction to key account relationships
Jennifer Horsfall	600,000	—	$0.17	328,677	Assistance with Public Relations
Alicia Smith Kriese	80,000	—	$1.50	49,711	Acting Marketing Director
Alicia Smith Kriese	100,000	—	$0.84	64,367	Acting Marketing Director
John Milgrim	100,000	—	$0.22	952	Company and public communications
John Milgrim	100,000	—	$0.50	—	Company and public communications
John Milgrim	100,000	—	$0.80	—	Company and public communications
Jeff Morehouse	100,000	—	$0.80	—	Introduction to key relationships
Nest Ventures LLC	250,000	—	$0.35	15,720	Development of Corporate policies etc
Frederick Nader	50,000	—	$0.70	1,359	Introduction to vendors and investors
James Stock	50,000	—	$1.00	—	Investor and Public Relations
James Stock	50,000	—	$2.00	—	Investor and Public Relations
James Haworth	600,000	—	$0.70	401,572	Product marketing
W. Curtis Hargis	25,000	—	$0.70	34,188	Strategic Partner Introductions
W. Curtis Hargis	400,000	400,000	$0.50	—	Strategic Partner Introductions
Chandrasekhar Mallangi	20,000	—	1.10	15,028	Research and development
Chandrasekhar Mallangi	20,000	—	1.50	13,876	Research and development
KBK Ventures	250,000	—	0.80	110,939	Investor and Public Relations
Total Outstanding Stock Options and Warrants	6,570,000	2,630,000

(1)          Represents stock options and warrants which are contingent upon the completion of certain performance milestones.  Performance milestones not completed by March 31, 2006 have been included as contingent stock options and warrants.

(2)          Represents the fair value as calculated using the Black-Scholes model in accordance with EITF 96-18.  In accordance with EITF 96-18, no value has been assigned to stock options and warrants issued in which the performance milestone has not yet been reached.  All contingent stock options and warrants have been included in the above table with a value of $0 unless management has been able to estimate when the contingent event will occur.

(xiii) The following business consultants were issued shares of our common stock on the dates indicated and for the consideration stated below:

Date	Name	Shares	Value Per Share	Type of Consulting Services
05/03/05	3-CD Consulting	500,000	$.17	Introductions to public relations firms, investment relations firms and brokers
05/12/05	Gordon Hill	100,000	$.49	Business development
05/12/05	John Blackington	100,000	$.49	Business development
05/12/05	Stern Consulting	150,000	$.21	Assistance with public relations
05/26/05	Elizabeth Bessary White	137,500	$.25	Marketing public relations agent
05/26/05	Ann Quinten White	112,500	$.25	Marketing public relations agent
06/09/05	Jeffrey Pittsburg	120,000	$.30	Arrange meetings between Company and certain nutritional beverage companies
06/16/05	CEO Cast	300,000	$.37	Investor relations and public relations
06/27/05	Thomas Puccio	400,000	$.35	Develop product awareness in Miami Beach area, including launch parties and events
06/27/05	Frederick Nader	50,000	$.70	Introductions to vendors and investors
07/26/05	Jon Barron	150,000	$.21	Nutritional and formulation advisor
07/21/05	Jeremy Shockey	500,000	$.59	Celebrity spokesperson
08/08/05	Stock Enterprises	150,000	$.39	Investor relations and public relations
08/16/05	Coastal Resource Mgt.	50,000	$.56	Available to staff, management executives and directors regarding Company policies, concerns and problems
09/16/05	Richard Monsour	20,000	$.37	Arrange meetings with Company and certain grocery chains
09/27/05	Michael Goldberg	250,000	$.59	Review, analyze and update Company’s formal and informal business and financial plans

(xiv) In November 2005, the Company entered into an employment agreement contingent upon the Company receiving funding in excess of $5 million. Until such time the Company does not have any employment agreements. After funding, the Company will issue stock options to purchase 50,000 shares of common stock at an exercise price of $.90.

(xv) In December 2005, the Company entered into a six-month agreement with CEOcast, Inc. to provide investor relations. Under the terms of this agreement, the consultant will be issued 125,000 shares of the Company’s stock and paid a monthly service fee. The value of these shares was determined to be $112,500 and is being expensed over the term of the agreement.

(xvi) In June 2005, the Company entered into an employment agreement contingent upon the Company receiving funding in excess of $5 million. After funding, the Company will issue stock options to purchase 500,000 shares of common stock at an exercise price of $.35. The Company also issued 250,000 stock options, for director services, to purchase common stock at an exercise price of $.35. These options were valued at $410,000.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933 as amended. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management, had access to all information related to the Company and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.

The shares set forth in sections (ix) and (x) above were issued pursuant to the provisions of Rule 504 of

Regulation D promulgated under the Securities Act.

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

Overview

We contract for the production of, market and distribute Sweet Success Fuel For Health™ all-natural healthy beverages, which contain a proprietary blend of Aktivated Barley™, Ground Flax and Omega-3 Fatty Acids. Sweet Success beverages are dairy-based and fortified with vitamins and minerals. We are seeking to expand the Sweet Success brand to include advanced nutrition beverages custom crafted to meet the evolving needs of today’s mass market consumer. We have sold our ready-to-drink nutritious beverages to date through two stores in Nevada, 21 stores in Texas, 35 stores in Alabama and California, and 129 stores in the Midwest, including Price Chopper, Reasor’s, Homeland, Ramey’s, Piggly Wiggly and Country Mart.

We currently generate negligible sales and no income or cash flows. We are currently developing and marketing shelf stable nutritious beverage products. Our products are produced by third party manufacturers of all natural beverage products. We plan to sell these products to retailers as well as distributors.

A primary component of our costs will be marketing expenditures to support our brand including advertising costs, sponsorship fees and special promotional events. We plan to focus on re-developing brand awareness and repeat purchases through advertising and sampling, both in stores and at events. Retailers may receive rebates, promotional pricing incentives and slotting fees, which we may pay to gain preferable shelf location for our products. We will also use in-store promotions and in-store placement of point-of-sale materials and endorsements from selected public figures. Consumers receive coupons, discounts and promotional incentives. These marketing expenditures will help to enhance distribution and availability of our products as well as increase consumer awareness and preference for our brands. We believe that these marketing and promotional activities will be critical to the growth of our business.

The Sweet Success brand was established in 1992 by Nestlé USA. Our product line currently consists of two varieties of all-natural, Bavarian Chocolate Supreme and Creamy Vanilla Supreme nutritious beverages. We also have several new flavors in development. Our future plans include an extended line of Sweet Success Fuel For Health™ branded shelf-stable healthy beverages. Test marketing will be conducted to further understand how Sweet Success might fit into the dynamics of the healthy beverage market.

The Sweet Success line extensions will contain different consumer benefits, vitamins, minerals and proprietary blends than the current products. In February 2006, we introduced and shipped 450 cases of our Power Blend. Also in February 2006, the Company had an initial trial production run of Chocolate Immunity Infusion™. The first commercial production of Chocolate Immunity Infusion™ is scheduled for mid-May with shipments to commence in late May. In the next two quarters of 2006, we plan to introduce Ultra Greens, with cellular renewal benefits, Brain Booster, a cognitive enhancement beverage, Optibeat, a heart healthy nutritional beverage, and Longevity a vitality beverage. Costs associated with these introductions are expected to aggregate $300,000 and will be financed by funds raised through debt or equity offerings. In addition, the extended line of the Sweet Success Fuel For Health™ will be marketed on a national basis through the Sweet Success Web site, distributors and retail accounts commencing in the second quarter of 2006 at an estimated cost of $150,000 also to be financed by debt or equity offerings. If we are unable to raise debt or equity funds, we will be unable to introduce and produce new products or market the products on a national basis. Although we have demonstrated the concepts and manufactured the product lines on a trial basis to prepare for commercialization, we have only recently begun marketing products. Development and testing of new products and flavors may have a material impact on our results of operations.

If the results of the extended product lines test are successful, we may incur slotting fees, which are payments made to the retailers to acquire shelf space for our products, and additional working capital may be needed to add the flavors to our existing product line. We have committed to pay royalties to Jon Barron, one of our directors, who helped develop the first two product formulations of Fuel For Health™ (Bavarian Chocolate and Creamy Vanilla) and who assists us in developing new formulations for Fuel For Health™, a royalty equal to 1% of our net proceeds of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, as they sell through one million cases cumulatively with a $1 million cap. As of the date of this filing, we have recently shipped 450 cases, for which we have received proceeds and thus owe a nominal royalty. We plan to begin marketing new formulations through retailers, distributors, and our Web site. Initial production for these products will require approximately $1,000,000 of additional working capital outlay for ingredients, packaging and production. Additionally, we expect to provide funding for advertising and promotion. Such funds will not be available for us unless we are successful in raising debt or equity financings, of which there can be no assurance.

Our products are primarily sold in 4 packs of 11-ounce Tetra Prismas. In our initial product launch in July 2005 of the Bavarian Chocolate and Creamy Vanilla nutritional beverages, we distributed the product through Walgreens in the Las Vegas area. We have since then expanded into Texas, Alabama, California and various locations across the Midwestern states. Subject to funding, our product launch will be supported by radio advertising, product sampling, store circular advertising and other promotional activities commencing in the first half of 2006 at a cost of $800,000, which we also expect, but cannot assure, to finance through debt or equity offerings. We believe that one of the keys to success in the nutritional beverage industry is continued advertising and promotion to drive consumer awareness, trial, and repeat purchases of our products.

Our business plan contemplates increasing consumer sales in the areas where our product is sold and obtaining retailers nationally. We expect to accomplish this by increasing trial and repeat purchases through advertising, sampling and promotion. We also expect to expand our customer base to include convenience stores, club stores, nutrition centers and health food outlets and other retail establishments to carry our 4 pack 11-ounce products.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Annual Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements included in this Annual Report.

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been shipped. Sales returns and allowances are set forth in purchase orders the Company sends to its customers.

We may pay lump sum slotting fees to certain of our retailers for shelf space in their stores.

Allowance for Doubtful Accounts; Bad Debt Reserve

Our management must estimate the collectibility of our accounts receivable. Management will analyze accounts receivable and analyze, if any, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of December 31, 2005, we have incurred write offs of accounts receivable in the amount of $3,048.

Inventory

We hold finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date. At December 31, 2005, an inventory allowance of $1,848 was recorded. No allowance was needed in prior years.

Deferred Income Taxes

At December 31, 2005, we had net operating loss carry forwards for federal income tax purposes of approximately $3.1 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Stock-Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price.

Options and warrants issued to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” using a fair value approach.

Stock-based compensation issued to other than employees in conjunction with selling, goods or services have been valued using either the Black-Scholes model to calculate the fair value of the services received or to be received or the fair value as determined by the quoted market price on the day of issuance. Options or warrants issued which are contingent upon certain performance occurring, are accounted for under variable plan accounting, at the point in time that management determines that the contingency will be satisfied.

Results of Operations

Results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

Gross Sales. No sales for the Company have been recorded from inception until the year ended December 31, 2005, when gross sales amounted to $4,485.

Gross loss. There was a gross loss of $46,121 for the year ended December 31, 2005 compared to no gross loss for the Company previously.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,805,556 for the year ended December 31, 2005, an increase of $3,245,415, or 579%, from general and administrative expenses of $560,141 for the year ended December 31, 2004. Selling, general and administrative expenses increased due to increase in expenses such as non-cash compensation recorded of $2,993,457 attributed to the issuance of stock, stock options and stock warrants, an increase of $199,986 in professional fees for legal, accounting and public relations, the recording of an inventory impairment loss in 2005 in the amount of $62,871 and an increase in payroll expenses of $88,382 due to the commencement of compensation to two existing employees.

Loss from Operations. Loss from operations was $3,851,677 for the year ended December 31, 2005 compared to a $560,141 loss for the year ended December 31, 2004. The $3,291,536 increase in loss from operations was attributable to the increased operating expenses described above.

Interest Expense/Income. Interest expense was $2,836 for the year ended December 31, 2005, a decrease of $1,291, or 31%, from interest expense of $4,127 for the year ended December 31, 2004. The decrease in interest expense is primarily attributable to the March 2005 payoff of the $50,000 note to Nutri/System offset by interest expense recognized in the fourth quarter of 2005 related to notes payable. Interest income for the year ended December 31, 2005 was $561 related to note receivable from a stockholder recorded in the third quarter. No interest income was previously recorded.

Net Loss. Net loss was $3,853,952 for the year ended December 31, 2005 compared to a $564,268 loss for the year ended December 31, 2004. The increase in net loss was primarily attributable to the gross loss and higher operating expenses discussed above.

Liquidity and Capital Resources

We are a start-up, development stage company and have generated or realized negligible revenue from our business operations. Our operations to date have generated significant operating losses that have been funded through the issuance of common stock. We will require additional sources of outside capital to continue our operations. The Company continues to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising cash sufficient to fund its current business operating plan and improve its working capital position. The Company has no commitments from any investor for such financing.

We have signed a non-binding letter of intent with Think Equity Partners LLC, a member of the NASD, which could provide the Company with up to $10,000,000 of new capital less commission of 7%, and the issuance of warrants to Think Equity equal to 3% of the total shares sold in the offering. Such an offering is contemplated to be in the form of a private placement of our common stock, often referred to as a “PIPE,” under which we will register the common stock sold to the PIPE investors as soon as the offering is completed. Think Equity has indicated that it will not commence an offering until all comments of the SEC have been answered. Think Equity would act as a placement agent in the offering, seeking investors for us, rather than purchasing any securities itself. Moreover, there can be no assurance that Think Equity or any other company will raise equity investments for us as we have no commitments from it or any other investor and such sales will depend upon investor interest. The letter of intent is an exhibit to this filing. Should this financing be successful, the Company intends to utilize the net proceeds of these funds to package, advertise and promote its nutritional beverages primarily into national and regional grocery and club store accounts. Historically the Sweet Success brand was sold by most retail food outlets until Nutri/System terminated production of the product in the second quarter of 2001 due to lack of available capital. Our business plan contemplates regaining many of the historical grocery accounts and creating trial and repeat purchases through advertising, sampling and promotions. As the products mature and we experience repeat use by retail customers we anticipate relying less on financing activities to operate our business.

The Company’s financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2005, the Company reported a net loss of approximately $3.9 million and has an accumulated deficit as of December 31, 2005 of approximately $6.3 million. The Company had working capital of $247,151 as of December 31, 2005 and $0 cash on hand as of the same date. The Report of Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the years ended December 31, 2005 and 2004 includes a “going concern” explanatory paragraph which means that the auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2005, the Company had approximately $605,556 in accounts payable, accrued expenses and notes payable.

In September 2003, the Company sold seven units of its securities to six investors, two units to Robert Lippincott and one unit each to Robert Parks, Theodore Heesch, Keith Darling and John Girdley, for $27,500 per unit. Each unit consisted of 10,000 shares of common stock and 10,000 Class A, 10,000 Class B and 10,000 Class C warrants. In July 2004 the Company sold 2,500,000 shares of its common stock to Kick a Rock Productions, Inc. for $.072 per share. Subsequently, the Company sold 312,500 shares to Kick a Rock for $.08 per share in March 2005. In June 2005 the Company sold 1,000,000 shares of its common stock to Kick a Rock Productions, Inc. for $.265 per share.

The Company has no funding available for marketing and will rely solely on its ability to raise debt or equity funds in the immediate future.

Mr. Gallagher, the Company’s Chief Executive Officer, has made advances to the Company to help fund operations. The balances due to Mr. Gallagher were $62,941 and $19,993 at December 31, 2005 and 2004, respectively. The Company made net repayments of $4,354 to Mr. Gallagher during 2004 and had net borrowings of $42,948 from him during the year ended December 31, 2005. The advances are evidenced by a promissory note whereby the outstanding principal and earned interest shall be fully due and payable on June 20, 2006 bearing interest at 8% per annum on any unpaid balance to start accruing as of December 9, 2005.

The Company has made and received various advances to and from a company owned by Mr. Gallagher. The Company made $60,790 in net advances during the year ended December 31, 2004.  The balance due from this related entity as of December 31, 2004 of $64,420 was included in Accounts receivable - affiliate and was fully collected during the year ended December 31, 2005.  During the year ended December 31, 2005, the affiliate made advances to the Company to help fund operations in the amount of $86,230 and no repayments on the advances have been made to date.  The advances are evidenced by a promissory note whereby the outstanding principal and earned interest shall be fully due and payable on June 20, 2006 bearing interest at 8% per annum on any unpaid balance to start accruing as of December 9, 2005.

During November 2005, Kick a Rock Productions, Inc., made advances to the Company totaling $60,000 to help fund operations.  In 2006, additional advances totaling $420,000 were made to help fund operations. No repayments have been made to date. The advances are evidenced by a promissory note whereby the outstanding principal and earned interest is due and payable on November 2, 2006, bearing interest at 7% per annum.  The Company may prepay the loan, in whole or in part, without penalty.

During November 2005, NextLevel.com made an advance to the Company in the amount of $40,000 to help fund operations. No repayments have been made to date and the advance is evidenced by a promissory note whereby the outstanding principal and earned interest shall be fully due and payable on November 2, 2006 bearing interest at 7% per annum. The Company may prepay the loan, in whole or in part, without penalty.

Although no assurance may be given that it will be able to do so, the Company expects that it can continue to operate at its historic levels of overhead for at least three to six more months but will be unable to expand its operations unless it raises additional funds through debt or equity financings. Accordingly, the Company will be forced to severely limit its operations and its ability to cover cash flow deficiencies will be impaired if such funding is not available within the next three to six months.

Net Cash Flows

Net cash used in operating activities for the year ended December 31, 2005 was $564,290 compared to $116,600 during the year ended December 31, 2004. The increase in cash used by operating activities of $447,690 was primarily attributable to the increase in operating expenses discussed above.

For the year ending December 31, 2005 and 2004, net cash provided by (used in) investing activities was $64,420 and $(60,790), respectively. The Company’s investing activities consisted primarily of payments and collections on loans to affiliates.

Net cash provided by financing activities was $491,456 and $184,358, for the years ending December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, financing activities consisted of $290,000 of proceeds from the sale of common stock, proceeds of $129,178 in advances from an officer of the Company and from an affiliate, $27,722 of payments on notes payable, and $100,000 in proceeds from a note payable. For the year ending December 31, 2004, financing activities primarily consisted of $197,990 of proceeds received upon the sale of common stock and the exercise of warrants, and payments of $13,632 on notes payable and advances from an officer of the Company.

Seasonality

The “alternative” or “New Age” beverages experience significant fluctuations as the result of many factors. In particular, like many other companies in the beverage industry, we expect to generate a substantial percentage of our revenue during the warm weather months of April through September. Management believes that the demand for our products will reflect such seasonal consumption patterns. In addition, our operating results are dependent upon the performance of our independent distributors, as well as competition in the industry and general economic conditions.

Due to these and other factors, our results of operations may fluctuate from period to period. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. While we look to expand our distribution network and increase market penetration, however, such seasonality may not be easily discernible from results of operations. Due to all of the foregoing factors, our operating results in a particular quarter may fail to meet market expectations.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2005, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our independent auditors have recently noted in a letter to management outlining material weaknesses in our internal controls regarding financial reporting and have offered suggestions regarding our internal controls and operations. According to the letter, we currently did not have a sufficient amount or type of staff in the financial, accounting and external reporting areas. In an effort to remediate these deficiencies we are in the process of trying to hire a Chief Financial Officer. We are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The officers and directors of the Company, their ages and present positions held in the Company are as follows:

Name	Age	Position	Officer and Director Since

William J. Gallagher	65	Chief Executive Officer, Chief Financial Officer and Director	2002
Graydon Webb	58	Director	2003
Glenn Williamson	48	Director	2005
Jon Barron	55	Director	2005
Robert Lippincott	50	Director	2005
Theodore M. Heesch	69	Director	2005
James Haworth	44	Director	2006

The Company’s directors serve in such capacity until the next annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s Board of Directors, until their death, or until they resign or have been removed from office. Mr. Haworth agreed to join the Board of Directors effective January 1, 2006.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers are acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

William J. Gallagher founded and has been President of JagCapital, Inc. a merchant bank headquartered in San Antonio, Texas since September 1992. Mr. Gallagher has extensive experience developing and marketing consumer products. From 1968 to 1973, Mr. Gallagher founded and was chairman of the 150-unit Sunny’s stores. He was the founder in 1989 of Billy Blues BBQ sauce and was its CEO until 1995. Billy Blues distributed the nationally known Chris & Pitts Barbecue Sauce, from 1992 to 1995. In 1973 Mr. Gallagher founded and was President until 1984 of the Guadalupe Valley Winery Corporation, a company which developed the Guadalupe Valley Winery in Gruene, Texas. Also in 1973, Mr. Gallagher purchased and restored most of Gruene, TX which was a ghost town from 1925 until 1973. Mr. Gallagher is a graduate of the University of Texas at Austin.

Graydon D. Webb has been Managing Director of Chapman Partners, LLC, a company engaged in mergers and acquisitions for food related companies since 1996. From February 2001 to November 2002, he was also Chief Operating Officer of Diet Centers of America, a 300 unit chain of weight loss centers. Mr. Webb served as Vice President of franchise sales for Wendy’s from 1973 to 1980. He founded G.D. Ritzy’s Inc., a fast food franchiser, in 1980 and served as chairman until 1988. From 1991 to 1998, he was founder and sole proprietor of Auric Group, a consulting group specializing in restaurant and general franchising activities. Auric’s clients included Pepsi Co., Bunge Foods International and Rally’s. During 2001 he was also Chief Executive Officer of OneDentist Resources, Inc. Mr. Webb is a graduate of Ohio State University and participated in its executive MBA Program.

Glenn Williamson was employed as an investment banker with Meyers & Associates from June 2002 until December 2005 and has been President of Nest Ventures, a private equity consulting firm, since 1999. He was the founder or a senior officer of four NASDAQ National Market companies, GO-VIDEO, Wavo Inc, Interactive Media Technologies, Inc. and Interactive Laser Technologies, Inc. He has more than 25 years of entrepreneurial executive level experience and has been involved as a consultant or banker on scores of engagements in locations ranging from China to Montreal to Paris. He is founder and CEO of The Canada Arizona Business Council, a private sector group organized in 2003 and sanctioned by the Canadian Government and the State of Arizona to work on increasing trade between Canada and Arizona.

Jon Barron joined the Company in 2005, assisted the Company in the development of its first two Fuel For Health™ formulations and is assisting it in the development of new formulations of Fuel For Health™. He has served since 2003 as President of International Health Resources, a marketer of herbal and nutraceutical formulations. His online Baseline of Health Newsletter is now read in countries around the world and he is the author of “Lessons from the Miracle Doctors,” a book on alternative health and cutting-edge nutritionals. From 1999 to 2003 he acted as a consultant.

Robert Lippincott is a founder and an owner since 1986 of the Guero’s Taco Bar in Austin, Texas and the Guero’s line of sauces. His broad business background includes developing real estate projects in Austin, Texas since 2000. Mr. Lippincott attended the University of Texas at Austin.

Theodore M. Heesch has since 1968 owned Houston-based TMHI, Inc., an architecture and consulting firm responsible for the design and development of many food and beverage facilities nationally. In the last five years he has designed new restaurants in Texas and Florida. He was responsible for the well-known “Blue Martini” bar concept in Florida. He is a graduate of the Rice University School of Architecture.

James Haworth spent more than two decades at Bentonville-based Wal-Mart Stores Inc., most recently as executive vice president and chief operating officer for Wal-Mart Stores from August 2001 to December 2004.  Since 2005, Mr. Haworth has acted as a marketing consultant through his consulting firm, Business Decisions Inc. Additionally, since August 2002 he has operated a horse and cattle ranch. He also has a seat on the board of directors for Field2Base, a privately held high-tech mobile communications company based in Raleigh, NC. Mr. Haworth joined the Company’s Board of Directors effective January 1, 2006.

Consultants

The Company has entered into many consulting agreements with marketing and investor relations firms to promote the Company’s products or to provide investor and public relations services to it. These agreements all provide for the issuance of stock options and warrants for such services. Common stock issuable under the agreements total 6,570,000 shares, 3,940,000 of which are currently exercisable See “Item 8 Description of Securities – Stock Options.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge:

William J. Gallagher, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director, filed a Form 3 on November 21, 2005, inadvertently omitting ownership of 65,000 shares, which was amended with a Form 3/A filed on April 6, 2006. In addition, a Form 4, reporting one disposal transaction amounting to 30,000 shares was filed late on March 9, 2006.

Glenn Williamson, Director, filed a Form 3 on November 18, 2005 overstating his options by 250,000 options and was amended with a Form 3/A filed on April 6, 2006.

ITEM 10.  EXECUTIVE COMPENSATION

The Company has not paid any cash compensation to its executive officer or directors since inception in 2002. In June 2005, the Company executed five year employment contracts with Messrs. Gallagher and Williamson which provide for annual salaries ranging from $160,000 to $400,000 for William Gallagher and $150,000 to $320,000 for Mr. Williamson. All employment agreements are contingent upon the Company completing an equity financing of at least $5,000,000.

The following table sets forth compensation paid to William J. Gallagher, our Chief Executive Officer, for the years ended December 31, 2005 and 2004. There were no other compensated executive officers during the periods reported.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s) ($)		Securities Underlying Options/SARs (#)	All Other Compensation($)

William J. Gallagher	2005	$0.00	(1)	$0.00	$0.00	$320,000	(2)	—	$12,000	(4)
Chairman and CEO	2004	$0.00		$0.00	$0.00	$120,000	(3)	—	$1,000	(4)

(1)

Mr. Gallagher has an employment contract under which he is to receive $160,000 in salary for 2005; however, the Company did not receive equity funding in excess of $5,000,000 during the year, and no salary for 2005 was earned.

(2)	Convertible Preferred Stock. Each convertible share is valued at $3.20.
(3)	Mr. Gallagher received 1,000,000 restricted common shares in September 2004.
(4)	Mr. Gallagher receives a fringe benefit in the form of car allowances.

In 2005 and 2004, the Company did not issue any incentive stock options. The following table sets forth certain information regarding incentive stock options.

Options/SAR Grants in Last Fiscal Year

	Number of Securities Underlying		Percent of Total Options Granted to Employees in	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
Name and Principal Position	Options/SARs(#)		Fiscal Year	Price	Date	5%	10%

William J. Gallagher	-0-	(1)	0%	N/A	N/A	N/A	N/A
Chairman and CEO

(1)                                  To date, Mr. Gallagher has received no stock options or warrants.

Mr. Gallagher did not receive or exercise any options during fiscal year 2004. Shown below is information with respect to unexercised options to purchase shares of the Company’s common stock granted in prior years to Mr. Gallagher.

Aggregated Option Exercises in Last Fiscal Year

and Year-End Option Values

	Number of Securities Underlying			Value of Unexercised In-The-Money
	Unexercised Options at Fiscal Year-End			Options at Fiscal Year-End
Name and Principal Position	Exercisable		Unexercisable	Exercisable	Unexercisable

William J. Gallagher	0	(1)	0	0	$0.00
Chairman and CEO

(1)               Mr. Gallagher did not receive or exercise any options during fiscal year 2004.

All contracts with executives and directors have been included in ITEM 12: Certain Relationships and Related Transactions.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the current common stock ownership of (i) each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, (ii) each director individually and (iii) all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial and includes stock options, stock purchase warrants and convertible preferred stock exercisable within 60 days from the date hereof. The address of each owner who is an officer or director is in care of the Company at 1250 NE Loop 410, Suite 630, and San Antonio, Texas 78209.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
William J. Gallagher	3,010,000	(1)	20.5%

Graydon Webb	150,000		1.1%

Glenn Williamson	500,000	(2)	3.5%

Jon Barron	370,000	(3)	2.7%

Robert Lippincott	120,000		0.9%

Theodore M. Heesch	50,000		0.4%

James Haworth	600,000	(4)	4.2%

W.H. Benjamin Gallagher 1250 NE Loop 410, Suite 630 San Antonio, TX 78209	800,000	(5)	5.7%

Mark Burnett Productions, Mark Burnett, President 640 N. Sepulveda Los Angeles, CA 90049	850,000	(6)	5.8%

All officers and directors as a group (7 persons)	4,800,000		30.0%

(1)          This amount includes 1,000,000 shares of common stock issuable upon the conversion of 100,000 shares of convertible preferred stock.

(2)	This amount includes 250,000 stock options and 250,000 stock purchase warrants exercisable within 60 days from the date hereof.
(3)	This amount includes 220,000 stock options exercisable within 60 days from the date hereof.
(4)	This amount consists of stock options exercisable within 60 days from the date hereof.
(5)	This amount includes 300,000 shares of common stock issuable upon the conversion of 30,000 shares of convertible preferred stock.
(6)	This amount consists of stock purchase warrants exercisable within 60 days from the date hereof.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2004 the Company issued 1,000,000 shares of its common stock to William Gallagher, its Chief Executive Officer, 150,000 shares to Graydon Webb, a director, and 50,000 shares to Joseph Fazzone for services rendered valued at $.12 per share. These services consisted of agreeing to join the Company’s Board in the case of Messrs. Gallagher, Webb and Fazzone.

In February 2005 the Company issued 500,000 shares of its common stock to W. H. Benjamin Gallagher for acting as the Company’s Brand Manager, 300,000 shares to Micheraie Cruz Canales for providing administrative and investor relations services and 200,000 shares to Keith Darling for providing Web hosting and Web site development services, all valued at $.32 per share.

In March 2005 the Company agreed to issue 100,000 shares of its preferred stock to William Gallagher, 30,000 shares to W. H. Benjamin Gallagher, William Gallagher’s son, and 10,000 shares to Micheraie Cruz Canales, an employee, for brand development and administrative and investor relations services, all valued at $3.20 per share. These shares of preferred stock do not pay dividends, are non-voting, have a liquidation preference of $.0001 per share and each share is convertible into ten shares of the Company’s common stock and are convertible between March 2006 and August 15, 2010.

In June 2005 the Company issued 250,000 warrants to Nest Ventures, a company owned and controlled by Glen Williamson, one of its directors, for consulting services provided by Mr. Williamson, valued at $15,720.  Additionally, the Company issued 250,000 options in conjunction with an agreement with Mr. Williamson to become a member of the Board of Directors effective August 2005.  The options have an exercise price of $.35 and expire in 2010. The Company also issued 500,000 options at an exercise price of $.35 per share in conjunction with an employment agreement with Mr. Williamson. As Mr. Williamson has not yet become an employee of the Company, these options are not deemed to be issued and outstanding.

In July 2005 the Company issued 150,000 shares to Jon Barron for his assistance with the initial two formulas of Sweet Success Fuel For Health™ valued at $.25. Also, in July 2005 the Company issued options to purchase up to 400,000 shares of its common stock to Jon Barron, a director, exercisable at $.70 per share, of which 100,000 options vested immediately, and 40,000 shares at $2.50 per share in exchange for assisting the Company in developing each new product formulation, with a potential to receive options to purchase up to 400,000 shares. In December 2005, the Company determined that the achievement of milestones related to 120,000 of these options was probable and no longer considered contingent. Mr. Barron will also receive a 1% royalty on net proceeds of all new products formulated by him, excluding the Company’s original two formulations, Bavarian Chocolate and Creamy Vanilla as they sell through one million cases cumulatively with a $1 million cap. As of February 2006, we have shipped 450 cases, for which we have received proceeds and thus owe a nominal royalty.

In November 2005 James Haworth, one of the Company’s directors, entered into a consulting agreement with the Company pursuant to which he agreed to assist it in marketing its products to Wal-Mart and others. In consideration for this assistance, the Company issued him options to purchase 600,000 shares of its common stock and agreed to pay a commission for net sales to Wal-Mart equal to 9% of such sales for a period of 84 months from the time of the first sale. As of March 31, 2006, no sales to Wal-Mart had occurred and no royalties were due.

During 2004 and 2005, Mr. Gallagher has made advances to the Company to help fund operations. The balance due to Mr. Gallagher at December 31, 2004 and 2005 is $19,993, and $62,941, respectively. The advances are evidenced by a promissory note whereby the outstanding principal and interest shall be due and payable on June 20, 2006 bearing interest at 8% per annum on any unpaid balance to start accruing as of December 9, 2005.

During 2004 and 2005, the Company has made and received various advances to and from JAG Capital, Inc., a company owned by Mr. Gallagher. The balance due from this related entity was $64,420 as of December 31, 2004 and was included in Accounts receivable — affiliate on the Company’s Balance Sheets. For the year ended December 31, 2005, the related entity made net advances to the Company to help fund operations in the amount of $86,230.  The advances are evidenced by a promissory note whereby the outstanding principal and interest shall be due and payable on June 20, 2006 bearing interest at 8% per annum on any unpaid balance to start accruing as of December 9, 2005.

ITEM 13.    EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen Stock Certificate of the Registrant (1)

10.1	Share Exchange Agreement between Beverage Acquisition Corporation and the Registrant (1)

10.2	Purchase Agreement with Nutri/System, Inc. (1)

10.3	Production Agreement with Kiko Foods, Inc. (1)

10.4	Promotion Agreement (Burnett) (1)

10.5	Shockey Agreement (1)

10.6	Puccio Agreement (1)

10.7	Milgrim Agreement (1)

10.8	Horsfall Agreement (1)

10.9	Goldberg Agreement (1)

10.10	Freeman Agreement (1)

10.11	Barron Agreement (1)

10.12	3-CD Agreement (1)

10.13	Coastal Resource Management Agreement (1)

10.14	Kriese Agreement (1)

10.15	Horsfall Agreement (1)

10.16	Employment Agreement (Williamson) (1)

10.17	CEO Cast Agreement (1)

10.18	Nest Ventures Agreement (1)

10.19	Think Equity Agreement (1)

10.20	Employment Agreement (William Gallagher) (1)

Exhibit No.	Description

10.21	Employment Agreement (W. H. Benjamin Gallagher) (1)

10.22	Monsour Agreement (1)

10.23	Morehouse Agreement (1)

10.24	California Natural Products Purchase Order (1)

10.25	Consulting Agreement with James Haworth (1)

10.26	Consulting Agreement with W. Curtis Hargis (1)

10.27	Consulting Agreement with KBK Ventures (1)

10.28	CEO Cast Agreement (1)

10.29	Sam Freeman Agreement (1)

10.30	Stern Consulting, LLC (1)

10.31	Stock Enterprises, Inc. (1)

10.32	Chandrasekhar Mallangi Agreement (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 10-SB Amendment #2, filed on March 8, 2006, file number 1.000-51542.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman PC for professional services rendered for the audit of the Company’s annual financial statements as of December 31, 2005 and 2004 were $30,000 and $55,000. The aggregate fees billed by Ehrhardt Keefe Steiner & Hotman PC for statutory and regulatory filings for the year ended December 31, 2005 were $56,000.

Tax Fees

The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

All Other Fees

The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: April 6, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Gallagher	Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director	April 6, 2006
William J. Gallagher

/s/ Graydon Webb	Director	April 6, 2006
Graydon Webb

Director
Glenn Williamson

/s/ Jon Barron	Director	April 6, 2006
Jon Barron

/s/ Robert Lippincott	Director	April 6, 2006
Robert Lippincott

/s/ Theodore M. Heesch	Director	April 6, 2006
Theodore M. Heesch

Director
James Haworth

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders

Sweet Success Enterprises, Inc.

San Antonio, Texas

We have audited the accompanying balance sheets of Sweet Success Enterprises, Inc. (a Development Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweet Success Enterprises, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. There have been no significant operations since December 12, 2000. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

April 3, 2006

Denver, Colorado

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Balance Sheets

	December 31,
	2005	2004

Assets
Current assets
Cash	$—	$8,414
Accounts receivable – affiliate	—	64,420
Accounts receivable – trade	147	—
Inventories, net of reserve	79,522	—
Prepaid expenses	773,038	—
Total current assets	852,707	72,834

Intangible assets	200,000	200,000

Total assets	$1,052,707	$272,834

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable – trade	$237,715	$28,722
Accrued compensation	5,019	256,000
Accrued expenses	113,651	42,000
Note payable to officer	62,941	19,993
Note payable to affiliate	86,230	—
Note payable	100,000	27,722
Total liabilities	605,556	374,437

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 140,000 (2005) and 0 (2004) shares issued or outstanding (liquidation preference $14)	14	—
Common stock, authorized 60,000,000 shares; $.0001 par value; 13,697,545 (2005) and 8,295,045 (2004) shares issued and outstanding	1,353	830
Additional paid-in capital	6,728,684	2,326,515
Deficit accumulated in development stage	(6,282,900)	(2,428,948)
Total stockholders’ equity (deficit)	447,151	(101,603)

Total liabilities and stockholders’ equity (deficit)	$1,052,707	$272,834

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Operations

	Years Ended December 31,		Cumulative from January 1, 2003 to December 31, 2005
	2005	2004

Revenue	$4,485	$—	$4,485

Cost of sales	50,606	—	50,606

Gross loss	(46,121)	—	(46,121)

General and administrative expenses	3,805,556	560,141	6,226,375

Loss from operations	(3,851,677)	(560,141)	(6,272,496)

Interest Income	561	—	561
Interest expense	(2,836)	(4,127)	(10,965)

Net loss	$(3,853,952)	$(564,268)	$(6,282,900)

Basic and diluted loss per share	$(0.33)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	11,570,203	5,427,823

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2005, 2004 and 2003

					Additional Paid-in Capital	Deficit Accumulated in Development Stage	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance – December 31, 2002	—	$—	3,220,045	$323	$(64,877)	$—	$(64,554)

Issuance of common stock for services	—	—	220,000	22	439,978	—	440,000

Issuance of common stock upon exercise of warrants	—	—	266,000	26	2,634	—	2,660

Sale of common stock and warrants for cash	—	—	70,000	7	192,493	—	192,500

Remeasurement of warrants upon modification of terms	—	—	—	—	1,414,749	—	1,414,749

Net loss	—	—	—	—	—	(1,864,680)	(1,864,680)

Balance – December 31, 2003	—	—	3,776,045	378	1,984,977	(1,864,680)	120,675

Issuance of common stock for cash under private placement	—	—	2,500,000	250	179,750	—	180,000

Issuance of common stock for services	—	—	1,200,000	120	143,880	—	144,000

Issuance of common stock upon exercise of warrants	—	—	819,000	82	17,908	—	17,990

Net loss	—	—	—	—	—	(564,268)	(564,268)

Balance – December 31, 2004	—	—	8,295,045	830	2,326,515	(2,428,948)	(101,603)

Issuance of common stock for cash under private placement	—	—	1,312,500	131	289,869	—	290,000

Issuance of preferred stock	140,000	14	—	—	447,986	—	448,000

Issuance of common stock for services	—	—	4,090,000	392	1,407,940	—	1,408,332

Issuance of options and warrants for services	—	—	—	—	2,256,374	—	2,256,374

Net loss	—	—	—	—	—	(3,853,952)	(3,853,952)

Balance – December 31, 2005	140,000	$14	13,697,545	$1,353	$6,728,684	$(6,282,900)	$447,151

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Cash Flows

	Years Ended December 31,		Cumulative from January 1, 2003 to December 31, 2005
	2005	2004

Cash flows from operating activities
Net loss	$(3,853,952)	$(564,268)	$(6,282,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,179,457	186,000	3,805,457
Inventory reserves	1,848	—	1,848
Repricing of warrants upon change in exercise price	—	—	1,414,749
Change in assets and liabilities:
Accounts receivable – trade	(147)	—	(147)
Inventories	(81,370)	—	(81,370)
Prepaid expenses	(25,289)	—	(25,289)
Accounts payable - trade	208,993	5,668	214,661
Accrued compensation	5,019	256,000	261,019
Accrued expenses	1,151	—	1,151
Net cash used in operating activities	(564,290)	(116,600)	(690,821)

Cash flows from investing activities
Net (payments) collections on accounts receivable from an affiliate	64,420	(60,790)	970
Net cash provided by (used in) investing activities	64,420	(60,790)	970

Cash flows from financing activities
Principal payments on note payable	(27,722)	(9,278)	(50,000)
Proceeds on note payable	100,000	—	100,000
Net proceeds (repayments) on note payable to affiliate	86,230	—	86,230
Net proceeds (repayments) on note payable to officer	42,948	(4,354)	62,941
Proceeds from issuance of common stock	290,000	180,000	470,000
Proceeds from exercise of warrants	—	17,990	20,650
Net cash provided by financing activities	491,456	184,358	689,821

Net increase (decrease) in cash	(8,414)	6,968	(30)

Cash – beginning of year	8,414	1,446	30

Cash – end of year	$—	$8,414	$—

Supplemental disclosures of cash flow information:

Cash paid for interest	$969	$4,127	$9,098

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Cash Flows

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2005, the Company had the following transactions:

The Company issued 3,090,000 shares of common stock, valued at $1,110,332, to outside consultants for services, of which $468,406 is included in prepaid expenses at December 31, 2005.

The Company issued 200,000 shares of common stock valued at $42,000 to an outside consultant during the year ended December 31, 2005 for services rendered during the year ended December 31, 2004.

The Company issued 800,000 shares of common stock as payment for an accrued compensation of $256,000.

The Company issued 2,775,000 common stock options, valued at $1,448,417, to consultants for services, of which $279,343 is included in prepaid expenses at December 31, 2005.

During the year ended December 31, 2004, the Company had the following transactions:

The Company issued 1,200,000 shares of common stock, valued at $144,000, to directors and consultants for services.

The Company granted 200,000 shares of common stock, valued at $42,000, to a consultant for services. The shares were issued during the year ended December 31, 2005.

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Sweet Success Enterprises, Inc., formerly known as New Bridge Reorganization Corporation (the Company), was incorporated on August 7, 1995 in the State of Nevada. On December 12, 2000, the Company filed a petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code. On October 30, 2002, the Court accepted the Company’s Plan of Reorganization effective September 26, 2002. On November 15, 2002, New Bridge Reorganization Corporation entered into an “Agreement Concerning the Exchange of Securities” whereby the Company acquired all of the outstanding common stock of an unrelated entity, Beverage Acquisition Corporation. Prior to the merger, Beverage Acquisition Corporation had entered into an agreement to purchase the Sweet Success brand name along with other intellectual property from Nutri/System, Inc. The Company completed the acquisition of the Sweet Success brand name December 2002.

Following the merger, the Company changed its name to Sweet Success Enterprises, Inc. The Company’s operations will ultimately include the production, distribution, and marketing of its principal product, a ready-to-drink diet nutritional beverage carrying the Sweet Success brand. To that end, the Company’s operations, to date, have included forming numerous strategic relationships for the purpose of marketing, public relations, product development, product placement, and also for the purpose of securing financing sources. During June 2005, the Company completed its initial production run of its product.

The Company became a development stage company when the Sweet Success Brand was purchased in December 2002. The Company has had minimal revenue since its acquisition of the Sweet Success Brand. There is no assurance that the Company will generate significant revenue or earn a profit in the future.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Inventories

The Company has contracted with an outside company for the production of its product in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of December 31, 2005, the Company had raw material inventory of $37,045 and finished goods inventory of $44,325. The Company did not have any inventory at December 31, 2004.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At December 31, 2005, inventory reserves totaled $1,848.

Intangible Assets

Intangible assets consist of the Sweet Success brand name and other intellectual property including the “Sweet Success” trademark, product specifications, trade secrets, and formulae and recipes. Because no determination can currently be made as to the length of the product life cycle, the life of the intangible assets is considered indefinite. Accordingly, no amortization has been recorded.

Stock-Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price.

Options and warrants issued to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” using a fair value approach.

Stock-based compensation issued to other than employees in conjunction with selling, goods or services have been valued using either the Black-Scholes model to calculate the fair value of the services received or to be received or the fair value as determined by the quoted market price on the day of issuance. Options or warrants issued which are contingent upon certain performance occurring, are accounted for under variable plan accounting, at the point in time that management determines that the contingency will be satisfied.

Had compensation cost for our stock-based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,		Cumulative from January 1, 2003 to December 31, 2005
	2005	2004
Net loss, as reported	$(3,853,952)	$(564,268)	$(6,282,900)
Deduct: Stock based employee compensation determined under the fair value based method	(893,273)	—	(893,273)
Add: Stock based employee compensation included in net loss	858,000	—	858,000
Net loss, pro forma	$(3,889,225)	$(564,268)	$(6,318,173)

Basic and diluted loss per share, as reported	$(0.33)	$(0.10)
Basic and diluted loss per share, pro forma	$(0.34)	$(0.10)

For options granted to employees in 2005, the fair value of the option grants were determined using the Black-Scholes option pricing model with the following weighted average assumptions: stock price: $1.99, expected volatility of 82%, risk free interest rate of 3.85%, and expected life of 5 years.

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been shipped. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers.

Provision for Doubtful Accounts

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. As of December 31, 2005, no allowance was deemed necessary.

Advertising Costs

The Company expenses advertising as incurred. Advertising costs of approximately $11,000 were incurred for the year ended December 31, 2005. The Company did not incur any advertising expense for the year ended December 31, 2004.

Research and Development Costs

Research and development costs, which consist primarily of product development costs, are expensed in the period incurred and are included in general and administrative expenses. During the years ended December 31, 2005 and 2004, the Company incurred research and development costs of approximately $189,000 and $15,000, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards, and because realization of such carryforwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carryforwards. The net operating loss carryforwards, expiring from 2015 through 2025, totaled approximately $3.1 million as of December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to an annual comparison of the fair value of the long-lived asset with its carrying amount in its assessment of whether or not long-lived assets have been impaired. The Company has not recognized any impairment charges for its long-lived assets for the years ended December 31, 2005 and 2004.

Net Loss Per Common Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the years ended December 31, 2005 and 2004, stock options and warrants totaling 4,225,000 and 425,000 shares respectively were not included in the computation of diluted loss per share as their effect was anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, due from affiliate, accounts payable, and due to officer. The carrying amounts of these financial instruments approximate fair value due to their short-term nature.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash. The Company maintains its cash balances in a financial institution located in Texas, and periodically has cash balances in excess of Federal Deposit Insurance Corporation limits.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) is effective for public companies for annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures, previously permitted under SFAS No. 123, no longer will be an alternative to financial statement recognition. SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

Under SFAS No. 123(R), Sweet Success must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R); the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is has determined that the requirements of SFAS No. 123(R), and the adoption of SFAS No. 123(R) will not have a material impact on its results of operations as only a limited number of options have been accounted for using APB Opinion No. 25.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for the Company on January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No.153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on its results of operations and financial condition but does not expect it to have a material impact.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of $6,282,900. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. To date, the Company has supported its activities through the issuance of common stock through private placements, employee advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources. The Company continues to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising cash sufficient to fund its current business operating plan and improve its working capital position. The Company has no commitments from any investor for such financing.

The Company has signed a non-binding letter of intent with Think Equity Partners LLC, a member of the NASD, which would provide the company with $10,000,000 (ten million) of new capital less commission of 7% and the issuance of warrants to Think Equity equal to 3% of the total shares sold in the offering. Think Equity has indicated that it will not commence an offering until all comments of the SEC have been answered. Moreover, there can be no assurance that Think Equity or any other company will raise equity investments for the Company as we have no commitments or any other investor and such sales will depend upon investor interest. Should this financing be successful, the Company intends to utilize the net proceeds of these funds to package, advertise and promote its nutritional beverages primarily into national and regional grocery and club store accounts. The Company’s business plan contemplates regaining many of the historical grocery accounts and creating trial and repeat purchases through advertising, sampling and promotions. As the products mature and the Company experiences repeat use by retail customers the Company anticipates relying less on financing activities to fund operations.

No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2005	2004

Prepaid marketing and promotion (Note 7)	$462,278	$—
Prepaid business policies and financial services(Note 7)	208,916	—
Prepaid investor relations (Note 7)	42,522	—
Prepaid research and development (Note 7)	34,033	—
Other	25,289	—
	$773,038	$—

Note 4 – Intangible Asset - Sweet Success Brand

In December 2002, the Company acquired the “Sweet Success” brand and other intellectual property from Nutri/System, Inc. (“Nutri”) for $200,000 in exchange for $150,000 in cash, a promissory note of $50,000 and 200,000 warrants to purchase common stock with an exercise price of $5.00, expiring December 24, 2005. No value has been assigned to the warrants as the fair value of the warrants, utilizing the Black-Scholes option pricing model, at date of grant was nominal. The following assumptions were used to value the warrants; stock value of $.50, expected life 3.0 years, .10% volatility and a risk-free rate of return of 4.5%. The warrants expired December 24, 2005. In connection with the purchase of the “Sweet Success” brand, the Company has entered into a royalty agreement with Nutri in which the Company shall make payments to Nutri equal to 1% of the Net Sales, payable quarterly on sales generated in the 19th through 36th months after the initial marketing of the Sweet Success product.

The intellectual property acquired includes the “Sweet Success” trademark, product specifications, trade secrets, and formulae and recipes. Because no determination can currently be made as to the length of the product life cycle, the life of the intellectual property is considered indefinite. Accordingly, no amortization has been recorded.

Note 5 - Related Party Transactions

The Company has made and received various advances to and from a company owned by an officer of Sweet Success Enterprises. The Company made $60,790 in net advances during the year ended December 31, 2004.  The balance due as of December 31, 2004 from this related entity of $64,420 was included in Accounts receivable - affiliate and was fully collected during the year ended December 31, 2005.  During the year ended December 31, 2005, the affiliate made net advances to the Company to help fund operations in the amount of $86,230. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances shall bear interest at 8% per annum. Principal and interest are due June 20, 2006.

An officer of the Company has made advances to the Company to help fund operations. The balances due to the officer were $62,941 and $19,993 at December 31, 2005 and 2004, respectively. The Company made net repayments of $4,354 to the officer during 2004 and had net borrowings of $42,948 during the year ended December 31, 2005. On December 9, 2005, the Company entered into a note agreement with the officer whereby all advances shall bear interest at 8% per annum.  Principal and interest are due June 20, 2006.

Note 6 – Note Payable

In November 2005, the Company entered into two note agreements with third parties, to fund operations, totaling $100,000. Additionally, in 2006, additional advances totaling $420,000 were made to help fund operations. The note agreements bear interest at 7% per annum. Principal and interest are due November 2, 2006. The Company may prepay the notes, in whole or in part, without penalty.

Note 7 – Stockholders’ Equity

Common Stock Issuances

In 2003, the Company issued 220,000 shares of common stock to consultants in exchange for services rendered during the year. The fair value of $440,000 (as determined by the quoted market price on day of issuance) for the services performed was recorded as general administrative expense during the year ended December 31, 2003.

In 2003, the Company issued 266,000 shares of common stock in conjunction with the exercise of warrants. In addition, the Company received $192,500 for the sale of 70,000 shares of common stock, 70,000 Series A warrants exercisable at $1.50 per common share, 70,000 Series B warrants exercisable at $2.00 per common share, and 70,000 Series C warrants exercisable at $3.00 per common share. The proceeds were allocated to the common stock as the fair value of the warrants was nominal. The fair value of the warrants determined utilizing the Black-Scholes option pricing model using the following assumptions: stock prices of $2.00, expected useful lives ranging from 1.3 years to 4.3 years, .10% volatility, and risk free interest rates ranging from 1.23% to 2.29%.

In 2004, the Company completed a private offering for the sale of 2,500,000 shares of common stock for a total of $180,000.

In 2004, the Company issued 1,200,000 shares of common stock to employees and consultants in exchange for services rendered during the year. The fair value of $144,000 (as determined by the quoted market price on day of issuance) for the services performed was recorded as general administrative expense during the year ended December 31, 2004. The Company also granted 200,000 shares of common stock to a consultant for services performed during 2004; however since the stock was not issued until 2005, the fair value of these services has been included in accrued expenses at 2004. The fair value of $42,000 (as determined by the quoted market price on day of issuance) for the services performed was recorded as general administrative expense during the year ended December 31, 2004.

In 2004, the Company issued 819,000 shares of common stock in conjunction with the exercise of warrants. Included in the issued shares are 70,000 shares which were issued to the warrant holders as an incentive for warrant exercise. The fair value of the additional shares of common stock of $10,500 (as determined by the quoted market price on day of issuance) was recorded as general administrative expense during the year ended December 31, 2004.

In 2005, the Company completed a private offering for the sale of 1,312,500 shares of common stock for a total of $290,000.

In 2005, the Company issued 3,090,000 shares of common stock to consultants in exchange for services rendered during the year. The fair value of $1,110,900 (as determined by the quoted market price on day of issuance) for the services performed was recorded as $694,244 in general administrative expense for the year ended  December 31, 2005 and $374,656 was included in prepaid expenses as of December 31, 2005 as the services are to be performed in subsequent periods.

In 2005, the Company issued 800,000 shares of common stock to employees in lieu of cash payment for accrued compensation for services rendered in 2004 of $256,000.

In 2005, the Company issued and held 200,000 shares of common stock pending performance of a consultant. As of December 31, 2005, 30,000 shares have been earned by the consultant. The fair value of $41,400 (as determined by the quoted market price on day of issuance) for the 30,000 shares was recorded to general and administrative expense. The fair value of the remaining 170,000 shares has not been recognized by the Company as no services have been performed related to these shares. In September 2005, this agreement was replaced. The new agreement provides for 75,000 additional shares to be issued upon certain performance criteria being met.

In December 2005, the Company entered into a six-month agreement with a consultant to provide investor relations. Under the terms of this agreement, the consultant will be issued 125,000 shares of the Company’s stock and paid a monthly service fee. The value of these shares was determined to be $112,500 with $93,750 recorded as prepaid expenses and the remaining $18,750 is included in general and administrative expenses.

Preferred Stock Issuances

In March 2005, the Company agreed to issue 140,000 shares of Class A convertible preferred stock (“Preferred”) to 3 employees for services rendered. These shares of convertible preferred stock do not pay dividends, are non-voting, have a liquidation preference of $.0001 per share ($14) and each share is convertible into ten shares of the Company’s common stock between March 2006 and August 15, 2010. Each share of Preferred was valued at $3.20 per share (as determined by the quoted market price of the underlying common stock on the day shares were awarded multiplied times the conversion rate). The Company has recorded general administrative expense of $448,000.

Stock Warrants

Effective September 26, 2002, the Company issued Series A, B and C warrants as a result of the bankruptcy proceedings of the predecessor company. The terms of each Series of warrants follows.

Effective September 26, 2002, the Company issued 445,000 Series A warrants with an exercise price of $1.50 and an expiration date of December 31, 2004. In 2003, the Company approved a temporary reduction of the exercise price from $1.50 to $.01. The temporary reduction was effective for warrant exercises through 2004. In 2004, the Company extended the expiration date of the warrants to December 31, 2005. The warrants expired December 31, 2005 unexercised.

Effective September 26, 2002, the Company issued 445,000 Series B warrants with an exercise price of $2.00 and an expiration date of December 31, 2005. In 2003, the Company approved a temporary reduction of the exercise price from $2.00 to $1.00. In 2004, the exercise price was further reduced from $1.00 to $.01. The temporary reductions were effective for warrant exercises through 2004. The warrants expired December 31, 2005, unexercised.

Effective September 26, 2002, the Company issued 445,000 Series C warrants with an exercise price of $3.00 and an expiration date of December 31, 2007. In 2003, the Company approved a temporary reduction of the exercise price from $3.00 to $1.00. In 2004, the exercise price was further reduced from $1.00 to $.01. The temporary reductions were effective for warrant exercises through 2004. At December 31, 2005, 75,000 warrants remain outstanding.

In 2003, the Company recorded additional general and administrative expense of $1,414,749 to reflect the remeasurement of the warrants for the change in exercise price. The Company did not record additional general and administrative expense for the extension of the expiration date or the temporary reduction in exercise price in 2004 as the remeasurement amount was nominal.

In June 2005, the Company issued 250,000 warrants to a consultant and recorded general and administrative expense of $15,720 for awards valued at the estimated fair value of approximately $.06 per common share, determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.35, expected life of 5 years, .10% volatility, and a risk-free interest rate of 4%. In August 2005, the consultant became a member of the board of directors.

In June 2005, the Company issued 25,000 warrants to a consultant. No compensation has been recorded as the fair value of the warrants was nominal, determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.41, expected useful life of 1 year, .10% volatility, and a risk-free interest rate of 4%. The consultant is also entitled to receive up to 850,000 options and warrants upon entering into three specific contracts on behalf of the Company. As of December 31, 2005, the consultant was successful in entering into one contract on behalf of the Company and earned 100,000 of the available contingent options and warrants. The estimated fair value of these warrants of $51,947 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.90, expected lives of 1 year, 100% volatility, and a risk-free interest rate of 4.36%. In January 2006, the consultant was successful in entering into a contract on behalf of the Company and earn 250,000 of the contingent options. At December 31, 2005 the fair value of the options of $220,520 was determined utilizing the Black Scholes option pricing model with the following assumptions:  stock price $1.30, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. As the option was contingent upon certain performance occurring, at the point in time that management determines that the contingency is satisfied, the option is valued and accounted for under variable plan accounting. On the date that the contingency is probable the options value is measured and on the date the contingency is met, the fair value of the options will be revalued, with any adjustment being recorded as expense. At December 31, 2005, the company recorded $220,520 as a prepaid expense. The remaining issuance of options and warrants to this consultant are contingent upon the completion of various project milestones.

In July 2005, the Company entered into a promotion agreement with a third party. The promotion agreement provides for the issuance of up to 2,000,000 warrants to purchase common stock at exercise prices ranging from $.70 to $1.25 per share. 850,000 of these warrants vested immediately. The Company has recorded general and administrative expense of $401,955 during 2005. The 850,000 warrants were valued at the estimated fair value of approximately $0.13 per common share, determined utilizing the Black Scholes option pricing model with the following assumptions: stock price $0.70, expected life of 5 years, 82% volatility, and a risk-free interest rate of 4%. The remaining issuance of warrants is contingent upon the consultant’s completion of various project milestones.

In exchange for each product integration, the Company shall pay the promoter 5% of the total net sales of the products included in the specified product integration and any other products appearing or depicted in the program featuring the product integration within one year of the new product airing or within six months of the existing product airing. The Company may also be obligated to pay a license royalty of 2.5% of certain sales as indicated in the promotion agreement. As of December 31, 2005, none of these events have occurred and management is unable to estimate when these events will occur, thus these warrants are not deemed to be issued and outstanding as of December 31, 2005.

In October 2005, the Company entered into a consulting agreement. Under the terms of the agreement, the Company issued the consultant 250,000 warrants with an exercise price of $.80. Utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.86, expected life of 2 years, 90% volatility, and a risk-free interest rate of 4.18%, the fair value was determined to be $110,939 and is included in general and administrative expense during 2005.

Stock Options

During the year ended December 31, 2005, the Company issued 755,000 stock options to consultants and recorded general and administrative expense of $125,788 and prepaid expense of $24,790 for awards valued at the estimated fair value of $150,578, utilizing the Black-Scholes option pricing model with the following assumptions: stock prices ranging from $.22 to $2.00, expected lives ranging from one year to 5 years, volatility ranging from .10% to 100%, and a risk-free interest rate of 4% to 4.38%. No options were granted during the year ended December 31, 2004.

April 2005, the Company issued 600,000 stock options to a consultant for assistance in identifying strategic partners. The options vest depending on the consultant’s ability to identify and enter into a contract on behalf of the Company with a strategic partner for promotion of the Company’s’ product, which occurred in July, 2005. The fair value was determined to be $328,677, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.70, expected life of 2.79 years, 82% volatility, and a risk-free interest rate of 4%. The Company recognized the total $328,677 as general and administrative expense during 2005.

June 2005, the Company issued 250,000 options in conjunction with an agreement with a member of the Board of Directors effective August 2005. The options have an exercise price of $.35 and expire in 2010. The Company has accounted for these options under APB 25 and recorded general and administrative expense of $410,000.

June 2005, the Company issued 500,000 options in conjunction with an employment agreement. The options will vest upon the Company receiving funding in excess of $5 million. The employment agreement is also contingent upon the Company receiving funding in excess of $5 million. As of December 31, 2005, the Company had not received the required funding and management is unable to estimate when the funding will be received, thus these options are not deemed to be issued and outstanding as of December 31, 2005.

In July 2005, the Company entered into a consulting agreement with a non-employee director. The consulting agreement provides for the issuance of up to 800,000 options to purchase common stock at exercise prices ranging from $.70 to $2.50 per share. 100,000 of these options vested immediately. The Company has recorded general and administrative expense of $47,289 during 2005, which represented the fair value determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.70, expected life of 5 years, 82% volatility, and a risk-free interest rate of 4%. The issuance of the remaining options is contingent upon the consultant’s completion of various project milestones. The consultant shall also receive 1% of the net proceeds received by the Company from retailers and distributors of all new formulas developed by consultant as they sell through 1 million cases cumulatively with a $1 million cap. In December 2005, the Company determined that it was probable that the consultant would complete certain project milestones and earn 120,000 of the available contingent options. The estimated fair value of these options of $117,177 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $1.30, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.35%. As the option was contingent upon certain performance occurring, at the point in time that management determines that the contingency is satisfied, the option is valued and accounted for under variable plan accounting. On the date that the contingency is probable the options value is measured and on the date the contingency is met, the fair value of the options will be revalued, with any adjustment being recorded as expense. During 2005, $83,144 was recorded in general and administrative expense and a prepaid balance of $34,033 was recognized related to these options. The remaining issuance of options and warrants to this consultant are contingent upon the completion of various project milestones

In November 2005, the Company entered into a marketing agreement with a consultant. On January 1, 2006, the consultant became a member of the Board of Directors. Under the terms of the agreement, the Company issued the consultant 600,000 options with an exercise price of $.70. The fair value was determined to be $401,572. Utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.91, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.42%. During 2005, the Company recorded general and administrative expense of $401,572. The agreement also requires the Company to pay 9% of net sales to a specific retailer for a period of seven years. The Company may buy-out the agreement after 3 years at 3 times its annual revenue from the retailer in cash or stock.

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2002	1,440,000	$3.15	—	$—
Exercised	(266,000)	0.01	—	—

Outstanding December 31, 2003	1,174,000	0.86	—	—
Exercised	(749,000)	0.01	—	—

Outstanding December 31, 2004	425,000	3.50	—	—
Granted	1,375,000	0.65	2,775,000	0.58
Expired	(350,000)	3.61	—	—

Outstanding December 31, 2005	1,450,000	$0.78	2,775,000	$0.58

Exercisable December 31, 2004	425,000	$3.50	—	$—

Exercisable December 31, 2005	1,450,000	$0.78	2,305,000	$0.56

Weighted average fair value of options and warrants granted December 31, 2005		$0.38		$0.61

The following table summarizes information for options at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17 - $0.50	1,400,000	2.5	$0.31	1,150,000	$0.27
$0.70 - $1.00	1,225,000	4.4	0.74	1,025,000	0.74
$1.50	80,000	4.7	1.50	80,000	1.50
$2.00	50,000	1.0	2.00	50,000	2.00
$2.50	20,000	5.0	2.50	—	—

	2,775,000	3.4	$0.58	2,305,000	$0.56

The following table summarizes information for warrants outstanding and exercisable at December 31, 2005:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.35 - $0.80	1,375,000	3.94	$0.65
$3.00	75,000	2.00	3.00

	1,450,000	3.84	$0.78

Note 8 – Income Taxes

Based on the Company’s operating losses, no provision for income taxes have been provided for the years ended December 31, 2005 and 2004. At December 31, 2005, the Company had a net operating loss carry forward of approximately $3.1 million. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws. The Company has provided a full valuation allowance on the deferred tax asset, consisting of the net operating loss, because of uncertainty regarding its realization.

As a result of the Company’s reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. The Company utilized no amounts of pre-reorganization net operating loss carryforwards in fiscal 2005 or 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are approximately as follows:

	For the Years Ended
	December 31, 2005	December 31, 2004

Net operating loss	$(1,039,000)	$(810,000)

Less valuation allowance	1,039,000	810,000

Net deferred tax asset	$—	$—

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the statements of operations:

	For the Years Ended
	December 31, 2005	December 31, 2004
Federal tax benefit at statutory rates	$(1,310,000)	$(192,000)

Less permanent differences	1,081,000	159,000
Less change in valuation allowance	229,000	33,000

Reported income tax benefit	$—	$—

Note 9 – Commitments and Contingencies

Operating Leases

The Company leases space on a month to month basis. Rent expense under the month to month lease totaled approximately $15,600 and $6,400 for the years ended December 31, 2005 and 2004.

Employment Contracts

June 2005, the Company entered into four employment agreements, the employment agreements are each contingent upon the Company receiving funding in excess of $5 million. Until such time the Company does not have any employment agreements. After receiving funding in excess of $5 million, the Company will be required to purchase key man life insurance for three of the four employees.

In November 2005, the Company entered into an employment agreement contingent upon the Company receiving funding in excess of $5 million. Until such time the Company does not have any employment agreements. After funding, the Company will issue stock shares of Common Stock to purchase 50,000 shares of common stock at an exercise price of $.90.

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements expire through 2013. The Company entered into an agreement with a non-employee director under which he will receive a royalty equal to 1% of the net proceeds received by the Company from retailers and distributors of all new formulas developed by the non-employee director as they sell through 1 million cases cumulatively with a $1 million cap. No sales have been made under these agreements and accordingly no amounts have been accrued as royalties under these agreements at December 31, 2005.