Form 10QSB
period 2006-03-31
Sweet Success Enterprises, Inc
filed 2006-05-12
CIK 1338067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

SWEET SUCCESS ENTERPRISES, INC.

(Name of small business issuer specified in its charter)

Nevada	000-51542	54-2088620
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation)		Identification No.)

1250 NE Loop 410, Suite 630

San Antonio, Texas 78209

(Address of principal executive offices)

(210) 824-2496

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 8, 2006, the issuer had 13,822,545 shares of common stock outstanding, and 140,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes  ☐    No  ☒

SWEET SUCCESS ENTERPRISES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB, previously filed with the Commission on April 7, 2006.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash	$65,262	$—
Accounts receivable – trade	5,557	147
Inventories, net of reserve	352,764	79,522
Prepaid expenses	312,545	773,038
Total current assets	736,128	852,707

Intangible assets	200,000	200,000

Total assets	$936,128	$1,052,707

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable – trade	$564,658	$237,715
Accrued compensation	7,796	5,019
Accrued expenses	124,941	113,651
Deferred revenue	32,550	—
Note payable to officer	53,630	62,941
Note payable to affiliate	108,363	86,230
Notes payable	520,000	100,000
Total liabilities	1,411,938	605,556

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 140,000 shares issued and outstanding (liquidation preference $14)	14	14
Common stock, authorized 60,000,000 shares; $.0001 par value; 13,697,545 shares issued and outstanding	1,353	1,353
Additional paid-in capital	6,701,710	6,728,684
Deficit accumulated in development stage	(7,178,887)	(6,282,900)
Total stockholders’ equity (deficit)	(475,810)	447,151

Total liabilities and stockholders’ equity (deficit)	$936,128	$1,052,707

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Cumulative from January 1, 2003 to March 31,
	2006	2005	2006

Revenue	$56,639	$—	$61,124

Cost of sales	56,852	—	107,458

Gross loss	(213)	—	(46,334)

General and administrative expenses	886,521	55,673	7,112,896

Loss from operations	(886,734)	(55,673)	(7,159,230)

Interest Income	—	—	561
Interest expense	(9,253)	(1,046)	(20,218)

Net loss	$(895,987)	$(56,719)	$(7,178,887)

Basic and diluted loss per share	$(0.07)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	13,697,545	8,788,101

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Cumulative from January 1, 2003 to March 31, 2006
	2006	2005

Cash flows from operating activities
Net loss	$(895,987)	$(56,719)	$(7,178,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	440,431	—	4,245,888
Inventory reserves	(1,176)	—	672
Repricing of warrants upon change in exercise price	—	—	1,414,749
Change in assets and liabilities:
Accounts receivable - trade	(5,410)	—	(5,557)
Inventories	(272,066)	—	(353,436)
Prepaid expenses	(6,912)	—	(32,201)
Accounts payable - trade	326,943	6,568	541,604
Accrued compensation	2,777	1,648	263,796
Accrued expenses	11,290	1,046	12,441
Deferred Revenue	32,550	—	32,550
Net cash used in operating activities	(367,560)	(47,457)	(1,058,381)

Cash flows from investing activities
Net collections on accounts receivable from an affiliate	—	2,000	970

Net cash provided by investing activities	—	2,000	970

Cash flows from financing activities
Principal payments on note payable	—	—	(50,000)
Proceeds on note payable	420,000	—	520,000
Net proceeds on note payable to affiliate	22,133	—	108,363
Net proceeds (repayments) on note payable to officer	(9,311)	12,733	53,630
Proceeds from issuance of common stock	—	25,000	470,000
Escrow funds received	—	75,000	—
Proceeds from exercise of warrants	—	—	20,650
Net cash provided by financing activities	432,822	112,733	1,122,643

Net increase in cash	65,262	67,276	65,232

Cash – beginning of year	—	8,414	30

Cash – end of year	$65,262	$75,690	$65,262

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—	$9,098

See notes to financial statements.

Supplemental disclosure of non-cash activity:

During the three months ended March 31, 2006, the Company issued 40,000 common stock options, valued at $28,904, to consultants for services, of which $22,481 is included in prepaid expenses at March 31, 2006.

During the three months ended March 31, 2006, the Company remeasured 370,000 common stock options previously valued at $337,697. As a result of the remeasurement, prepaid expenses were decreased by $12,434 and general and administrative expense was decreased by $43,444.

During the three months ended March 31, 2005, the Company issued 800,000 shares of common stock as payment for an accrued compensation of $256,000.

During the three months ended March 31, 2005, the Company issued 200,000 shares of common stock, valued at $42,000, to a consultant for services. The shares were granted during the year ended December 31, 2004.

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Information as to March 31, 2006 and 2005 is Unaudited

Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Sweet Success Enterprises, Inc., formerly known as New Bridge Reorganization Corporation (the Company), was incorporated on August 7, 1995 in the State of Nevada. On December 12, 2000, the Company filed a petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code. On October 30, 2002, the Court accepted the Company’s Plan of Reorganization effective September 26, 2002. On November 15, 2002, New Bridge Reorganization Corporation entered into an “Agreement Concerning the Exchange of Securities” whereby the Company acquired all of the outstanding common stock of an unrelated entity, Beverage Acquisition Corporation. Prior to the merger, Beverage Acquisition Corporation had entered into an agreement to purchase the Sweet Success brand name along with other intellectual property from Nutri/System, Inc. The Company completed the acquisition of the Sweet Success brand name December 2002.  The merger transaction was accounted for as a capital transaction and not as a business combination.  Immediately after the transaction, the shareholders of Beverage Acquisition Corporation owned 88% of the outstanding stock of the Company.  Additionally, the Company’s Board of Directors, immediately after the transaction, was comprised of the Directors of Beverage Acquisition Corporation.  Prior to the transaction, Beverage Acquisition Corporation did not have any previous operations.

Following the merger, the Company changed its name to Sweet Success Enterprises, Inc. The Company’s operations will ultimately include the production, distribution, and marketing of its principal product, ready-to-drink nutritional beverages carrying the Sweet Success brand. To that end, the Company’s operations, to date, have included forming numerous strategic relationships for the purpose of marketing, public relations, product development, product placement, and also for the purpose of securing financing sources.

The Company became a development stage company when the Sweet Success Brand was purchased in December 2002. During June 2005, the Company completed its initial production run of its product. The Company has had minimal revenue since its acquisition of the Sweet Success Brand and there is no assurance that the Company will generate significant revenue or earn a profit in the future.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for future periods. These unaudited financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

Inventories

The Company has contracted with an outside company for the production of its product in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of March 31, 2006, the Company had raw material inventory of $164,674, finished goods inventory of $156,212, and consigned inventory of $32,550. As of December 31, 2005, the Company had raw material inventory of $37,045 and finished goods inventory of $44,325.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At March 31, 2006 and December 31, 2005, inventory reserves totaled $ 672 and $1,848, respectively.

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements expire through 2013. The Company entered into an agreement with a non-employee director under which he will receive a 1% royalty on the net sales proceeds on the first one million cases of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, not to exceed $1,000,000 in total for all formulated products.  At March 31, 2006, royalties accrued for under the terms of these agreements was $857. At December 31, 2005, minimal sales were made under these agreements and accordingly a nominal amount was accrued as royalties.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, no restatement is necessary to compensation cost recognized in prior periods.

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. The Company did not grant any stock options or warrants to employees for the three months ended March 31, 2006.

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

Stock-based compensation issued to other than employees in conjunction with selling goods or services have been valued using either the Black-Scholes model to calculate the fair value of the services received or to be received or the fair value as determined by the quoted market price on the day of issuance. Options or warrants issued which are contingent upon certain performance occurring, are accounted for under variable plan accounting, at the point in time that management determines that the contingency will be satisfied.

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been shipped. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. As of March 31, 2006, the Company had a deferred revenue balance of $32,550 related to contingent sales.

Advertising Costs

The Company expenses advertising as incurred. Advertising costs of approximately $11,378 and $0 were incurred for the three months ended March 31, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs, which consist primarily of product development costs as well as non-cash compensation for stock options, are expensed in the period incurred and are included in general and administrative expenses. During the three months ended March 31, 2006 and 2005, the Company incurred research and development costs of approximately $80,527 and $2,538, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards, and because realization of such carryforwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carryforwards. The net operating loss carryforwards, expiring from 2015 through 2025, totaled approximately $3.5 million as of March 31, 2006.

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

Net Loss Per Common Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the three months ended March 31, 2006 and 2005, stock options and warrants totaling 4,265,000 and 425,000 shares respectively were not included in the computation of diluted loss per share as their effect was anti-dilutive.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of $7,178,887. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. To date, the Company has supported its activities through the issuance of common stock through private placements, proceeds on notes payable, employee advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources. The Company continues to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising cash sufficient to fund its current business operating plan and improve its working capital position. The Company has no commitments from any investor for such financing.

The Company has signed a non-binding letter of intent with Think Equity Partners LLC, a member of the NASD.  Under the terms of this letter of intent, Think Equity would act as a placement agent in an offering of our stock which could provide the Company with $10,000,000 (ten million) of new capital less commission of 7%, and the issuance of warrants to Think Equity equal to 3% of the total shares sold in the offering. Think Equity would seek investors for us, rather than purchasing any securities itself.  Think Equity has indicated that it will not commence an offering until all comments of the SEC have been answered.  Moreover, there can be no assurance that Think Equity or any other company will raise equity investments for the Company as we have no commitments or any other investor and such sales will depend upon investor interest. Should this financing be successful, the Company intends to utilize the net proceeds of these funds to package, advertise and promote its nutritional beverages primarily into national and regional grocery and club store accounts. The Company’s business plan contemplates regaining many of the historical grocery accounts and creating trial and repeat purchases through advertising, sampling and promotions. As the products mature and the Company experiences repeat use by retail customers the Company anticipates relying less on financing activities to fund operations.

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

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2006	2005

Prepaid marketing and promotion (Note 6)	$149,922	$462,278
Prepaid business policies and financial services(Note 6)	87,541	208,916
Prepaid investor relations (Note 6)	23,800	42,522
Prepaid research and development (Note 6)	44,080	34,033
Other	7,202	25,289
	$312,545	$773,038

Note 4 - Related Party Transactions

The Company has made and received various advances to and from a company owned by an officer of Sweet Success Enterprises, Inc. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances shall bear interest at 8% per annum. Principal and interest are due June 20, 2006. The balances due to the affiliate were $108,363 and $86,230 at March 31, 2006 and December 31, 2005, respectively.

An officer of the Company has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into a note agreement with the officer whereby all advances shall bear interest at 8% per annum.  Principal and interest are due June 20, 2006. The balances due to the officer were $53,630 and $62,941 at March 31, 2006 and December 31, 2005, respectively.

Note 5 – Notes Payable

In November 2005, the Company entered into two note agreements with third parties, to fund operations, totaling $100,000. During the three months ended March 31, 2006, additional advances totaling $420,000 were made to help fund operations. The note agreements bear interest at 7% per annum. Principal and interest are due November 2, 2006. The Company may prepay the notes, in whole or in part, without penalty. The balance related to these notes at March 31, 2006 and December 31, 2005, was $520,000 and $100,000, respectively.

Note 6 – Stockholders’ Equity

During 2005, the Company issued 2,000,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of $785,500 (as determined by the quoted market price on day of issuance) for the services performed was recorded as $410,843 in general and administrative expense for the year ended December 31, 2005, $192,438 in general and administrative expense for the three months ended March 31, 2006 and $182,219 in prepaid expense at March 31, 2006 as the services are to be performed in subsequent periods.

In December 2005, the Company entered into a six-month agreement with a consultant to provide investor relations. Under the terms of this agreement, the consultant will be issued 125,000 shares of the Company’s stock and paid a monthly service fee. The fair value of the shares was determined to be $112,500 and was recorded as $18,750 in general and administrative expense for the year ended December 31, 2005, $56,250 in general and administrative expense for the three months ended March 31, 2006, and $37,500 in prepaid expense at March 31, 2006 as the services are to be performed in subsequent periods. In May 2006, the Company issued these 125,000 shares.

Stock options and warrants

During 2005, the Company issued 370,000 stock options to consultants in exchange for services to be rendered. Utilizing the Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.19 to $1.92, expected life of 5 years, volatility ranging from .10% to 82% and a risk-free interest rate of 4.00% to 4.06%. The Company recorded general and administrative expense for the year ended December 31, 2005 of $24,678, general and administrative expense of $8,245 for the three months ended March 31, 2006 and a prepaid expense of $16,545 at March 31, 2006. No expense was recorded for the three months ended March 31, 2005 as the services are to be performed in subsequent periods.

In June 2005, the Company granted a consultant the right to receive up to 750,000 options and warrants upon entering into two specific contracts on behalf of the Company. In January 2006, the consultant was successful in entering into a contract on behalf of the Company and earned 250,000 of the contingent options. At December 31, 2005 the fair value of the options of $220,520 was determined utilizing the Black Scholes option pricing model with the following assumptions:  stock price $1.30, expected life of

1 year, 100% volatility, and a risk free interest rate of 4.38%. At December 31, 2005, the company recorded $220,520 as a prepaid expense. The Company revalued these options in January 2006, when the contingency was met, utilizing the Black Scholes option pricing model with the following assumptions:  stock price $1.22, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. The estimated fair value was determined to be $201,943, and was expensed during the three months ended March 31, 2006, as general and administrative expense. As of March 31, 2006 no further contracts have been completed and therefore 500,000 options and warrants remain contingent.

During the three months ended March 31, 2006, the Company issued 40,000 stock options to a consultant and recorded general and administrative expense of $6,423 and prepaid expense of $22,481 for awards valued at the estimated fair value of $28,904, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $1.09, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.31%.

In July 2005, the Company entered into a consulting agreement with a non-employee director. The consulting agreement provides for the issuance of up to 800,000 options to purchase common stock at exercise prices ranging from $.70 to $2.50 per share. 100,000 of these options vested immediately. The Company has recorded general and administrative expense of $47,289 during 2005, which represented the fair value determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.70, expected life of 5 years, 82% volatility, and a risk-free interest rate of 4%. The issuance of the remaining options is contingent upon the consultant’s completion of various project milestones. In December 2005, the Company determined that it was probable that the consultant would complete certain project milestones and earn 120,000 of the available contingent options. The estimated fair value of these options of $117,177 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $1.30, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.35%. During 2005, $83,144 was recorded in general and administrative expense and a prepaid balance of $34,033 was recognized related to these options. As the option was contingent upon certain performance occurring, at the point in time that management determines that the contingency is satisfied, the option is valued and accounted for under variable plan accounting. On the date that the contingency is probable the options value is measured and on the date the contingency is met, the fair value of the options will be revalued, with any adjustment being recorded as expense. At March 31, 2006, the Company re-measured the options with the estimated fair value determined to be $76,278, utilizing the Black Scholes option pricing model with the following assumptions: stock price $.85, expected life of 5 years, 93% volatility, and a risk free interest rate of 4.82%. During the three months ended March 31, 2006, general and administrative expense was reduced by $24,867 resulting in a prepaid balance of $21,600. The remaining issuance of options to this consultant are contingent upon the completion of various project milestones.

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2005	1,450,000	0.78	2,775,000	0.58
Granted	—	—	40,000	1.30

Outstanding March 31, 2006	1,450,000	$0.78	2,815,000	$0.59

Exercisable March 31, 2006	1,450,000	$0.78	2,605,000	$0.57

Weighted average fair value of options and warrants granted March 31, 2006		$—		$0.72

The following table summarizes information for options at March 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.17 - $0.50	1,400,000	2.3	$0.31	1,400,000	$0.31
$ 0.70 - $1.10	1,245,000	4.2	0.75	1,045,000	0.75
$ 1.50	100,000	4.5	1.50	100,000	1.50
$ 2.00	50,000	0.8	2.00	50,000	2.00
$ 2.50	20,000	4.8	2.50	10,000	2.50
	2,815,000	3.2	$0.59	2,605,000	$0.57

The following table summarizes information for warrants outstanding and exercisable at March 31, 2006:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 0.35 - $0.80	1,375,000	3.69	$0.65
$ 3.00	75,000	1.75	3.00

	1,450,000	3.59	$0.78

Note 7 – Subsequent Events

In April 2006, the Company entered into a note agreement with a director, to fund operations, totaling $25,000. The note agreement bears interest at 8% per annum. Principal and interest are due July 26, 2006.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this filing.

Overview

We contract for the production of, market and distribute Sweet Success Fuel For Health™ all-natural healthy beverages. Our initial product line consisted of two varieties of all-natural nutritious beverages, Bavarian Chocolate Supreme and Creamy Vanilla Supreme, which are dairy-based and fortified with vitamins and minerals and contain a proprietary blend of Aktivated Barley™, Ground Flax and Omega-3 Fatty Acids. The next product introduced to expand the Sweet Success brand included an advanced nutritional energy beverage, branded as Power Blend ™. This beverage was custom crafted to meet the evolving needs of today’s mass market consumer and contains a proprietary blend of Maca, Ginseng and Guarana. We have sold our ready-to-drink nutritious beverages to date through two stores in Nevada, 21 stores in Texas, 35 stores in Alabama and California, one distribution center in Florida and 154 stores in the Midwest, including Price Chopper, Reasor’s, Piggly Wiggly, Country Mart, Wiseway’s, Homeland and Ramey’s.

We currently generate negligible sales, income or cash flows. We are currently developing and marketing shelf stable nutritious beverage products. Our products are produced by third party manufacturers of all natural beverage products. We plan to sell these products to retailers as well as distributors.

A primary component of our costs will be marketing expenditures to support our brand including advertising costs, sponsorship fees and special promotional events. We plan to focus on redeveloping brand awareness and repeat purchases through advertising and sampling, both in stores and at events. Retailers may receive rebates, promotional pricing incentives and slotting fees, which we may pay to gain preferable shelf location for our products. Consumers may receive coupons, discounts and promotional incentives. We will also use in-store promotions and in-store placement of point-of-sale materials and endorsements from selected public figures. In 2005, we secured celebrity endorsement from Jeremy Shockey, two-time NFL Pro Bowl star. We also began negotiations for an additional spokesperson, Jessica Simpson; however, this endorsement agreement was never finalized. We will continue to pursue additional promotional and endorsement arrangements in the future as these marketing expenditures and promotional activities will help to enhance distribution and availability of our products, increase consumer awareness and preference for our brands, and will be critical to the growth of our business.

We also have several new flavors in development. Our future plans include an extended line of Sweet Success Fuel For Health™ branded shelf-stable healthy beverages. Test marketing will be conducted to further understand how Sweet Success might fit into the dynamics of the healthy beverage market. The Sweet Success line extensions will contain different consumer benefits, vitamins, minerals and proprietary blends than the current products. In February 2006, we introduced and shipped 450 cases of our Power Blend. The first commercial production of Chocolate Immunity Infusion™ is scheduled for mid-June with shipments to commence in late June. In the next two quarters of 2006, we plan to introduce Ultra Greens, with cellular renewal benefits, Brain Booster, a cognitive enhancement beverage, Optibeat, a heart healthy nutritional beverage, and Longevity, a vitality beverage. Costs associated with these introductions are expected to aggregate approximately $620,000 and will be financed by funds raised through debt or equity offerings. In addition, the extended line of the Sweet Success Fuel For Health™ will be marketed on a national basis through the Sweet Success Web site, distributors and retail accounts commencing in the second quarter of 2006 at an estimated cost of $150,000 also to be financed by debt or equity offerings. If we are unable to raise debt or equity funds, we will be unable to introduce and produce new products or market the products on a national basis. Although we have demonstrated the concepts and manufactured the product lines on a trial basis to prepare for commercialization, we have only recently begun marketing products. Development and testing of new products and flavors may have a material impact on our results of operations.

If the results of the extended product lines test are successful, we may incur slotting fees, which are payments made to the retailers to acquire shelf space for our products, and additional working capital may be needed to add the flavors to our existing product line. We have committed to pay royalties to Jon Barron, one of our directors, who helped develop the first two product formulations of Fuel For Health™ (Bavarian Chocolate and Creamy Vanilla) and who assists us in developing new formulations for Fuel For Health™.  We will pay a 1% royalty on the net sales proceeds on the first one million cases of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, not to exceed $1,000,000 in total for all formulated products.  As of the date of this filing, we have recently shipped 450 cases, for which we have received proceeds and thus owe a nominal royalty. We plan to begin marketing new formulations through retailers, distributors, and our Web site. Initial production for these products will require approximately $1,000,000 of additional working capital outlay for ingredients, packaging and production. Additionally, we expect to provide funding for advertising and promotion. Such funds will not be available for us unless we are successful in raising debt or equity financings, of which there can be no assurance.

Our products are primarily sold in 4 packs of 11-ounce Tetra Prismas. In our initial product launch in July 2005 of the Bavarian Chocolate and Creamy Vanilla nutritional beverages, we distributed the product through Walgreens in the Las Vegas area. We have since then expanded into Texas, Alabama, California and various locations across the Midwestern states. Subject to funding, our product launch will be supported by radio advertising, product sampling, store circular advertising and other promotional activities commencing in the first half of 2006 at a cost of approximately $800,000, which we also expect, but cannot assure, to finance through debt or equity offerings. We believe that one of the keys to success in the nutritional beverage industry is continued advertising and promotion to drive consumer awareness, trial, and repeat purchases of our products.

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements included in this Form 10-QSB.

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. As of March 31, 2006, the Company had both a consigned inventory and deferred revenue balance of $32,550 related to contingent sales.

Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. As of March 31, 2006, a sales return and allowance of $4,925 was recorded in accrued liabilities.

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

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of March 31, 2006, we have not incurred any write offs of accounts receivable.

Inventory

We hold finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date. At March 31, 2006, an inventory allowance was recorded of $672.

Deferred Income Taxes

At March 31, 2006, we had net operating loss carry forwards for federal income tax purposes of approximately $3.5 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2006, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under that transition method, no restatement is necessary to compensation cost recognized in prior periods.

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. The Company did not grant any stock options or warrants to employees for the three months ended March 31, 2006.

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

Results of Operations

Results of operations for the three months ended March  31, 2006 compared to the three months ended March  31, 2005

Net Sales. No sales for the Company were recorded for the three months ended March 31, 2005. For the three months ended March 31, 2006 net sales amounted to $56,639.

Gross loss. There was a gross loss of $213 for the three months ended March 31, 2006 compared to no gross loss for the Company for the three months ended March 31, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $886,521 for the three months ended March 31, 2006, an increase of $830,848, or 1492%, from general and administrative expenses of $55,673 for the three months ended March 31, 2005. Selling, general and administrative expenses increased due to an increase in expenses such as non-cash compensation recorded of $440,431 attributed to the issuance of stock, stock options and stock warrants, an increase of $265,821 in professional fees for legal, accounting and public relations, and research and development costs of $74,104, exclusive of stock based compensation.

Loss from Operations. Loss from operations was $886,734 for the three months ended March 31, 2006 compared to a loss of $55,673 for the three months ended March 31, 2005. The $831,061 increase in loss from operations was attributable to the increased operating expenses described above.

Interest Expense. Interest expense was $9,253 for the three months ended March 31, 2006, an increase of $8,207, or 785%, from interest expense of $1,046 for the three months ended March 31, 2005. The increase in interest expense is primarily attributable to the increase in notes payable during the three months ended March 31, 2006.

Net Loss. Net loss was $895,987 for the three months ended March 31, 2006 compared to a loss of $56,719 for the three months ended March 31, 2005. The increase in net loss was primarily attributable to the higher operating expenses discussed above.

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

We have signed a non-binding letter of intent with Think Equity Partners LLC, a member of the NASD.  Under the terms of this letter of intent, Think Equity would act as a placement agent in an offering of our stock which could provide the Company with up to $10,000,000 of new capital less commission of 7% and the issuance of warrants to Think Equity equal to 3% of the total shares sold in the offering.  Think Equity would seek investors for us, rather than purchasing any securities itself.  Such an offering is contemplated to be in the form of a private placement of our common stock, often referred to as a “PIPE,” under which we will register the common stock sold to the PIPE investors as soon as the offering is completed. Think Equity has indicated that it will not commence an offering until all comments of the SEC have been answered. Moreover, there can be no assurance that Think Equity or any other company will raise equity investments for us as we have no commitments from it or any other investor and such sales will depend upon investor interest. The letter of intent is an exhibit to this filing. Should this financing be successful, the Company intends to utilize the net proceeds of these funds to package, advertise and promote its nutritional beverages primarily into national and regional grocery and club store accounts. Historically the Sweet Success brand was sold by most retail food outlets until Nutri/System terminated production of the product in the second quarter of 2001 due to lack of available capital. Our business plan contemplates regaining many of the historical grocery accounts and creating trial and repeat purchases through advertising, sampling and promotions. As the products mature and we experience repeat use by retail customers we anticipate relying less on financing activities to operate our business.

The Company’s financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2006, the Company reported a net loss of $895,987 and has an accumulated deficit as of March 31, 2006 of approximately $7.2 million. The Company had negative working capital of $675,810 as of March 31, 2006 and $65,262 cash on hand as of the same date. The Report of Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the years ended December 31, 2005 and 2004 includes a “going concern” explanatory paragraph which means that the auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company has no funding available for marketing and will rely solely on its ability to raise debt or equity funds in the immediate future.

Mr. Gallagher, the Company’s Chief Executive Officer, has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into a note agreement with the officer whereby all advances shall bear interest at 8% per annum.  Principal and interest are due June 20, 2006. The balances due to the officer were $53,630 and $62,941 at March 31, 2006 and December 31, 2005, respectively. The Company made net repayments of $9,311 during the three months ended March 31, 2006.

The Company has made and received various advances to and from a company owned by Mr. Gallagher. The advances are evidenced by a promissory note whereby the outstanding principal and earned interest shall be fully due and payable on June 20, 2006 bearing interest at 8% per annum on any unpaid balance to start accruing as of December 9, 2005. The balances due to the affiliate were $108,363 and $86,230 at March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006, the affiliate made net advances to the Company to help fund operations in the amount of $22,133.

During November 2005, Kick a Rock Productions, Inc., made advances to the Company totaling $60,000 to help fund operations.  During the three months ended March 31, 2006, additional advances totaling $420,000 were made to help fund operations. No repayments have been made to date. The advances are evidenced by a promissory note whereby the outstanding principal and earned interest is due and payable on November 2, 2006, bearing interest at 7% per annum.  The Company may prepay the loan, in whole or in part, without penalty. At March 31, 2006, the principal balance related to these notes was $480,000.

During November 2005, NextLevel.com made an advance to the Company in the amount of $40,000 to help fund operations. No repayments have been made to date and the advance is evidenced by a promissory note whereby the outstanding principal and earned interest shall be fully due and payable on November 2, 2006 bearing interest at 7% per annum. The Company may prepay the loan, in whole or in part, without penalty. At March 31, 2006, the principal balance on this note was $40,000.

In April 2006, the Company entered into a note agreement with a director, to fund operations, totaling $25,000. The note agreement bears interest at 8% per annum. Principal and interest are due July 26, 2006.

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

Net Cash Flows

Net cash used in operating activities for the three months ended March 31, 2006 was $367,560 compared to $47,457 during the three months ended March 31, 2005. The increase in cash used by operating activities of $320,103 was primarily attributable to the increase in operating expenses discussed above and an increase in inventories offset by and increase in payables and deferred revenue.

Net cash provided by financing activities was $432,822 and $112,733, for the three months ended March 31, 2006 and 2005, respectively. For three months ending March 31, 2006, financing activities consisted primarily of proceeds of $22,133 in advances from an affiliate, and $420,000 proceeds on notes payable. For the three months ended March 31, 2005, financing activities primarily consisted of $25,000 of proceeds received upon the sale of common stock and $75,000 for escrow funds received.

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

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of March 31, 2006, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. However, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2006, the Company issued 125,000 shares of the Company’s stock in connection with a six-month agreement entered into December 2005 with a third party to provide investor relations. The value of these shares was determined to be $112,500 recorded as of December 31, 2005 and is being expensed over the term of the agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: May 12, 2006