Form 10QSB
period 2006-06-30
Sweet Success Enterprises, Inc
filed 2006-08-22
CIK 1338067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes  ☐    No  ☒

As of August 17, 2006, the issuer had 15,297,545 shares of common stock outstanding and 140,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes  ☐    No  ☒

SWEET SUCCESS ENTERPRISES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2006

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

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash	$19,003	$—
Accounts receivable – trade	4,836	147
Inventories, net of reserve	320,157	79,522
Prepaid expenses	165,729	773,038
Total current assets	509,725	852,707

Intangible assets	200,000	200,000

Total assets	$709,725	$1,052,707

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable – trade	$824,332	$237,715
Accrued compensation	6,924	5,019
Accrued expenses	285,193	113,651
Deferred Revenue	10,402	—
Note payable to officer	58,322	62,941
Note payable to director	25,000	—
Note payable to affiliate	103,503	86,230
Notes payable	—	100,000
Total liabilities	1,313,676	605,556

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 140,000 shares issued and outstanding (liquidation preference $14)	14	14
Common stock, authorized 60,000,000 shares; $.0001 par value; 15,087,545 and 13,697,545 shares issued and outstanding	1,492	1,353
Additional paid-in capital	8,417,011	6,728,684
Deficit accumulated in development stage	(9,022,468)	(6,282,900)
Total stockholders’ equity (deficit)	(603,951)	447,151

Total liabilities and stockholders’ equity (deficit)	$709,725	$1,052,707

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative
					from
	Six Months Ended June 30,		Three Months Ended June 30,		January 1, 2003
	2006	2005	2006	2005	to June 30, 2006

Revenue	$80,953	$—	$24,314	$—	$85,438

Cost of sales	100,165	—	43,313	—	150,771

Gross loss	(19,212)	—	(18,999)	—	(65,333)

General and administrative expenses	2,154,857	445,419	1,268,336	389,746	8,381,232

Loss from operations	(2,174,069)	(445,419)	(1,287,335)	(389,746)	(8,446,565)

Interest income	—	—	—	77	561
Interest expense	(19,942)	(969)	(10,689)	—	(30,907)
Loss on extinguishment of notes payable	(545,557)	—	(545,557)	—	(545,557)

Net loss	$(2,739,568)	$(446,388)	$(1,843,581)	$(389,669)	$(9,022,468)

Basic and diluted loss per share	$(0.20)	$(0.05)	$(0.13)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	13,843,678	9,664,009	13,988,204	10,530,292

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Cumulative from January 1, 2003 to
	2006	2005	June 30, 2006

Cash flows from operating activities
Net loss	$(2,739,568)	$(446,388)	$(9,022,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,260,043	314,305	5,065,500
Inventory reserves	3,528	—	5,376
Repricing of warrants upon change in exercise price	—	—	1,414,749
Loss on extinguishment of notes payable	545,557	—	545,557
Non-cash interest expense	12,859	—	12,859
Change in assets and liabilities:
Accounts receivable – trade	(4,689)	—	(4,836)
Inventories	(244,163)	(148,986)	(325,533)
Prepaid expenses	21,665	(5,000)	(3,624)
Accounts payable - trade	586,617	14,166	801,278
Accrued compensation	1,905	—	262,924
Accrued expenses	7,193	—	8,344
Deferred revenue	10,402	—	10,402
Net cash used in operating activities	(538,651)	(271,903)	(1,229,472)

Cash flows from investing activities
Advance on note receivable stockholder	—	(25,000)	—
Net collections (payments) on loans to/from affiliate	—	55,131	970
Net cash provided by investing activities	—	30,131	970

Cash flows from financing activities
Principal payments on note payable	—	(27,722)	(50,000)
Proceeds on notes payable	420,000	—	520,000
Net proceeds (repayments) on note payable to officer	(4,619)	20,214	58,322
Net proceeds on note payable to director	25,000	—	25,000
Net proceeds on note payable to affiliate	17,273	—	103,503
Proceeds from issuance of common stock	100,000	250,000	570,000
Proceeds from exercise of warrants	—	—	20,650
Net cash provided by financing activities	557,654	242,492	1,247,475

Net increase in cash	19,003	720	18,973

Cash – beginning of period	—	8,414	30

Cash – end of period	$19,003	$9,134	$19,003

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$969	$9,098

See notes to financial statements.

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2006, the Company had the following transactions:

The Company issued options to purchase 40,000 shares of the Company’s common stock, valued at $28,904, to consultants for services, of which $12,846 is included in prepaid expenses at June 30, 2006.

The Company issued 25,000 shares of common stock, valued at $21,250 to a consultant for services rendered.

The Company issued 125,000 shares of common stock, valued at $112,500, to a consultant for services. The shares were granted during the year ended December 31, 2005.

The Company granted 335,000 shares of common stock, valued at $278,000, to consultants for services, of which $111,250 is included in prepaid expenses at June 30, 2006. Subsequent to June 30, 2006, 85,000 shares were issued.

In exchange for 1,040,000 shares of common stock and 520,000 options to purchase common stock, the Company extinguished outstanding note agreements totaling $520,000 of principal indebtedness and accrued interest of $14,010 through an escrow agent and recognized a loss on extinguishment of notes payable in the amount of $545,557.

The Company remeasured 370,000 options to purchase common stock previously valued at $337,697. As a result of the remeasurement, prepaid expenses were decreased by $14,065 and general and administrative expense was decreased by $49,727.

During the six months ended June 30, 2005, the Company had the following transactions:

The Company issued 1,770,000 shares of common stock, valued at $599,000, to outside consultants for services, of which $333,879 is included in prepaid expenses at June 30, 2005

The Company issued 200,000 shares of common stock, valued at $42,000, to a consultant for services. The shares were granted during the year ended December 31, 2004.

The Company issued 800,000 shares of common stock as payment for an accrued compensation of $256,000.

The Company issued 1,150,000 common stock options, valued at $259,137, to consultants for services, of which $257,658 is included in prepaid expenses at June 30, 2005.

The Company issued warrants to purchase 275,000 shares of common stock, valued at $15,720, to consultants for services, of which $11,790 is included in prepaid expenses at June 30, 2005.

The Company granted 320,000 shares of common stock, valued at $97,400, to consultants for services, of which $53,625 is included in prepaid expenses at June 30, 2005.  320,000 of the shares were issued subsequent to June 30, 2005.

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Information as to June 30, 2006 and 2005 is Unaudited

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (which consists only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for future periods. These unaudited financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

Inventories

The Company has contracted with an outside company for the production of its product in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of June 30, 2006, the Company had raw material inventory of $168,349, finished goods inventory of $147,618, and consigned inventory of $8,390. As of December 31, 2005, the Company had raw material inventory of $37,045 and finished goods inventory of $44,325.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At June 30, 2006 and December 31, 2005, inventory reserves totaled $4,200 and $1,848, respectively.

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from ..50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. The Company entered into an agreement with a non-employee director under which he will receive a 1% royalty on the net sales proceeds on the first one million cases of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, not to exceed $1,000,000 in total for all formulated products.  At June 30, 2006, royalties accrued for under the terms of these agreements was $794. At December 31, 2005, minimal sales were made under these agreements and accordingly a nominal amount was accrued as royalties.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. The Company did not grant any stock options or warrants to employees for the six months ended June 30, 2006.

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

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been shipped. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. As of June 30, 2006, the Company had a deferred revenue balance of $10,402 related to contingent sales.

Advertising Costs

The Company expenses advertising as incurred. Advertising costs of approximately $40,106 and $ 0 were incurred for the six months ended June 30, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs, which consist primarily of product development costs as well as non-cash compensation for stock options, are expensed in the period incurred and are included in general and administrative expenses. During the six months ended June 30, 2006 and 2005, the Company incurred research and development costs of approximately $86,051 and $37,562, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards, and because realization of such carryforwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carryforwards. The net operating loss carryforwards, expiring from 2015 through 2025, totaled approximately $4.5 million as of June 30, 2006.

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

Net Loss Per Common Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the period ended June 30, 2006 and 2005, stock options and warrants totaling 5,385,000 and 2,350,000 shares respectively were not included in the computation of diluted loss per share as their effect was anti-dilutive.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of $9,022,468. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. Historically, the Company has supported its activities through the issuance of common stock through private placements, proceeds on notes payable, employee advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources.

In August 2006, the Company closed on a placement offering to accredited investors. See Note 7 Subsequent Events for details regarding the terms and conditions. Funds from the offering will be used primarily for marketing, inventory development, payment of debt and working capital. The Company expects that it can now continue to operate at its projected levels of overhead for at least twelve months, although no assurance may be given that it will be able to do so.

Based on the Company’s business plan and as the products mature and the Company experiences repeat use by retail customers, the Company anticipates relying less on financing activities to fund operations. Until such time, the Company continues to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising additional cash sufficient to fund its long-range business operating plan. The Company has no commitments from any investor for such financing other than disclosed herein.

No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, even if successful in achieving its business plan goals or obtaining additional financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2006	2005
Prepaid marketing and promotion (Note 6)	$8,086	$462,278
Prepaid business policies and financial services (Note 6)	111,250	208,916
Prepaid investor relations (Note 6)	9,954	42,522
Prepaid research and development (Note 6)	32,814	34,033
Other	3,625	25,289
	$165,729	$773,038

Note 4 – Related Party Transactions

The Company has made and received various advances to and from a company owned by an officer of Sweet Success Enterprises, Inc. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances shall bear interest at 8% per annum. Principal and interest are due September 20, 2006. The balances due to the affiliate were $103,503 and $86,230 at June 30, 2006 and December 31, 2005, respectively.

An officer of the Company has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into an unsecured note agreement with the officer whereby all advances shall bear interest at 8% per annum.  Principal and interest are due September 20, 2006. The balances due to the officer were $58,322 and $62,941 at June 30, 2006 and December 31, 2005, respectively.

In April 2006, the Company entered into an unsecured note agreement with a director, to fund operations, totaling $25,000. The note agreement bears interest at 8% per annum. Principal and interest are due November 30, 2006.

Note 5 – Notes Payable

In November 2005, the Company entered into two note agreements with third parties, to fund operations, totaling $100,000. The note agreements bore interest at 7% per annum with principal and interest due November 2, 2006 and provided for prepayment, in whole or in part, without penalty.  During the first quarter of 2006, additional advances totaling $420,000 were made to help fund operations with the same terms and conditions as the original note agreements. In June 2006, the third parties assigned and transferred all outstanding note agreements totaling $520,000 of principal indebtedness to an escrow agent who subsequently extinguished said notes for 1,040,000 shares of the Company’s common stock and 520,000 options to purchase common stock of the Company. The fair value of $832,000 (as determined by the quoted market price on day of conversion) for the stock issued was recorded as additional paid in capital for the quarter ended June 30, 2006. Each option is exercisable for one share of the Company’s common stock at an exercise price of $.60 and will expire on December 8, 2007. The Company has recorded the fair value of $247,567 as additional paid in capital for the quarter ended June 30, 2006, which represented the fair value determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.80, expected life of 1.5 years, 112% volatility, and a risk-free interest rate of 5.03%. A loss was recorded on the notes payable extinguishment in the amount of $545,557. The remainder of indebtedness comprising of $14,010 of interest accrued through the date of extinguishment, as per the original note terms, was waived. The holder(s) of the shares and options were granted piggy-back registration rights if the Company files any registration statement or upon written notice to the Company, the holder(s) may require the registration of such shares at any time commencing 180 days after shares are issued.

Note 6 – Stockholders’ Equity

During 2005, the Company issued 2,000,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of $785,500 (as determined by the quoted market price on day of issuance) for the services performed was recorded as $410,843 in general and administrative expense for the year ended December 31, 2005, $364,917 in general and administrative expense for the six months ended June 30, 2006, and $9,740 in prepaid expense at June 30, 2006 as the services are to be completed in subsequent periods.

In December 2005, the Company entered into a six-month agreement with a consultant to provide investor relations. Under the terms of this agreement, the consultant was to be issued 125,000 shares of the Company’s stock and paid a monthly service fee. The shares were issued in May 2006. The fair value of the shares was determined to be $112,500 and was recorded as $18,750 in general and administrative expense for the year ended December 31, 2005 and $93,750 in general and administrative expense for the six months ended June 30, 2006.

During the second quarter of 2006, the Company issued 25,000 shares of common stock to consultants in exchange for services rendered during the year. The fair value of $21,250 (as determined by the quoted market price on day of issuance) for the services performed was recorded as general administrative expense for the six months ended June 30, 2006.

During the second quarter of 2006, the Company agreed to issue 335,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of the shares was determined to be $278,000 with $111,250 recorded as prepaid expenses for services to be performed in subsequent periods and the remaining $166,750 is included in general and administrative expenses for the six months ended June 30, 2006. In July 2006, the Company issued 85,000 shares with the remaining 250,000 shares to be issued in the subsequent period.

In June 2006, the Company completed a private placement offering with an investor for the sale of 200,000 shares of common stock for a total of $100,000.

Stock options and warrants

During 2005, the Company issued 370,000 stock options to consultants in exchange for services to be rendered. Utilizing the Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.19 to $1.92, expected life of 5 years, volatility ranging from .10% to 82% and a risk-free interest rate of 4.00% to 4.06%. The Company recorded general and administrative expense for the year ended December 31, 2005 of $24,678, general and administrative expense of $16,490 for the six months ended June 30, 2006 and a prepaid expense of $8,300 at June 30, 2006. During the six months ended June 30, 2005, the Company recorded $119 in general and administrative expense related to these options.

In June 2005, the Company granted a consultant the right to receive up to 750,000 options and warrants upon entering into two specific contracts on behalf of the Company. In January 2006, the consultant was successful in entering into a contract on behalf of the Company and earned 250,000 of the contingent options. At December 31, 2005 the fair value of the options of $220,520 was determined utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $1.30, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. At December 31, 2005, the company recorded $220,520 as a prepaid expense. The Company revalued these options in January 2006, when the contingency was met, utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $1.22, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. The estimated fair value was determined to be $201,943, and was expensed during the six months ended June 30, 2006, as general and administrative expense. As of June 30, 2006 no further contracts have been completed and therefore 500,000 options and warrants remain contingent. In May 2006, the Company extended the expiration date of the 25,000 warrants previously granted to this consultant in 2005. The fair value of the extended warrants of $5,129 was determined utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $0.75, expected life of 3 months, 138% volatility and a risk free interest rate of 4.84%.

During the six months ended June 30, 2006, the Company issued 440,000 options to purchase common stock to consultants and recorded general and administrative expense of $291,292 and prepaid expense of $12,846 for awards valued at the estimated fair value of $304,138, utilizing the Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.77 to $1.09, expected life of 1 to 5 years, volatility ranging from 85% to 112%, and a risk-free interest rate of 4.31% to 5.09%.

In July 2005, the Company entered into a consulting agreement with a non-employee director. The consulting agreement provides for the issuance of up to 800,000 options to purchase common stock at exercise prices ranging from $.70 to $2.50 per share. 100,000 of these options vested immediately. The Company has recorded general and administrative expense of $47,289 during 2005, which represented the fair value determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.70, expected life of 5 years, 82% volatility, and a risk-free interest rate of 4%. The issuance of the remaining options is contingent upon the consultant’s completion of various project milestones. In December 2005, the Company determined that it was probable that the consultant would complete certain project milestones and earn 120,000 of the available contingent options. The estimated fair value of these options of $117,177 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $1.30, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.35%. During 2005, $83,144 was recorded in general and administrative expense and a prepaid balance of $34,033 was recognized related to these options. As the option was contingent upon certain performance occurring, at the point in time that management determines that the contingency is satisfied, the option is valued and accounted for under variable plan accounting. On the date that the contingency is probable the options value is measured and on the date the contingency is met, the fair value of the options will be revalued, with any adjustment being recorded as expense. At June 30, 2006, the Company re-measured the options with the estimated fair value determined to be $64,422, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.78, expected life of 5 years, 97% volatility, and a risk free interest rate of 4.82%. During the six months ended June 30, 2006, general and administrative expense was reduced by $31,150 resulting in a prepaid balance of $19,968. The remaining issuances of options to this consultant are contingent upon the completion of various project milestones.

Under a promotion agreement previously entered into July 2005 that provided for the issuance of 2,000,000 warrants to purchase common stock at exercise prices ranging from $.70 to $1.25, and recorded $401,955 in general and administrative expense during 2005 for 850,000 warrants that vested immediately, the Company granted an additional 200,000 warrants to purchase common stock at an exercise price of $0.70 per share in conjunction with reaching a project milestone as specified in the promotion agreement. The estimated fair value of these warrants of $129,672 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.87, expected life of 4 years, 96% volatility, and a risk-free interest rate of 4.85%. The remaining 950,000 warrants as per the promotion agreement are contingent upon the consultant’s completion of various project milestones.

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2005	1,450,000	0.78	2,775,000	0.58
Granted	225,000	0.70	960,000	0.42
Expired	(25,000)	(0.70)	—	—

Outstanding June 30, 2006	1,650,000	$0.77	3,735,000	$0.54

Exercisable June 30, 2006	1,650,000	$0.77	3,525,000	$0.52

Weighted average fair value of options and warrants granted June 30, 2006		$0.60		$0.58

The following table summarizes information for options at June 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.35	1,350,000	2.1	$.19	1,350,000	$.19
$0.50 - $0.60	970,000	1.3	.55	970,000.55
$0.70 - $1.10	1,245,000	3.9	0.75	1,045,000	0.75
$1.50	100,000	4.3	1.50	100,000	1.50
$2.00	50,000	0.5	2.00	50,000	2.00
$2.50	20,000	4.5	2.50	10,000	2.50
	3,735,000	2.6	$0.54	3,525,000	$0.52

The following table summarizes information for warrants outstanding and exercisable at June 30, 2006:

Range of Exercise Prices	Number Outstanding And Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.35 - $0.80	1,575,000	3.01	$0.66
$3.00	75,000	1.50	3.00
	1,650,000	2.94	$0.77

Note 7 – Subsequent Events

Private Placement

On August 21, 2006, the Company sold for cash in a private placement offering an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes”) due August 21, 2008 to accredited investors. The Notes bear interest at a rate of 8% annually. The Notes are secured by substantially all of the Company’s assets and contain customary antidilution provisions. At the election of the Note holder, the principal and interest amount of each Note may be converted, partially or in total, into fully paid and nonassessable shares of common stock. The conversion price of the debentures will be the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion. The Notes and Warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. The Company has agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to allow for the registration of the common stock issuable upon conversion of the debentures and exercise of the warrants. Funds from the sale of the debentures will be used primarily for marketing, inventory development, payment of debt and working capital.

Consulting Agreement

In July 2006, the Company entered into a six-month agreement with a consultant to provide professional and legal services. Under the terms of this agreement, the consultant will be issued 100,000 shares of the Company’s stock and paid a monthly service fee. The fair value of these shares was determined to be $62,000 and will be expensed over the service term of the agreement. The Company also agreed to issue the consultant 150,000 options with an exercise price of $0.40. The fair value was determined to be $75,080 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.62, expected life of 5 years, 97% volatility, and risk-free interest rate of 5.11%.

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

Overview

We contract for the production of, market and distribute Sweet Success all-natural healthy beverages under the brand names Fuel For Health™ or Advanced Nutrition. Our initial product line, launched mid-2005, consisted of two varieties of all-natural nutritious beverages, Bavarian Chocolate Supreme and Creamy Vanilla Supreme, which are dairy-based and fortified with vitamins and minerals and enhanced with a proprietary blend of Aktivated Barley™, Ground Flax and Omega-3 Fatty Acids. The next product, introduced and shipped in early 2006, to expand the Sweet Success brand included an advanced nutritional energy beverage, branded as Power Blend ™. This beverage was custom crafted to meet the evolving needs of today’s mass market consumer and contains a proprietary blend of Maca, Ginseng and Guarana. As of the date of this filing, we have sold our ready-to-drink nutritious beverages primarily packaged in 4 packs of 11-ounce Tetra Prismas, through two stores in Nevada, 21 stores in Texas, 42 stores in Alabama and California, 271 stores supplied through one distribution center in Florida and 164 stores in various locations across the Midwestern states. Stores stocked include Price Chopper, Reasor’s, Walgreens, Piggly Wiggly, Country Mart, Wiseway’s, Homeland, Ramey’s, Publix and various convenience stores. Our business plan contemplates increased consumer sales through expansion of our points of sale to include club stores, nutrition centers, health food outlets and other retail and distribution establishments nationally.

We currently generate negligible sales, income or cash flows other than cash used in operating activities for normal working capital requirements. We have and will continue to, based on the Company’s ability to raise funds through debt or equity, develop and market shelf stable nutritious beverage products. Our products are produced by third party manufacturers of all natural beverage products.

We believe that one of the keys to success in the nutritional beverage industry is continued advertising and promotion to drive consumer awareness, trial and repeat purchases of our products. A primary component of our costs will be redeveloping brand awareness through marketing and advertising expenditures to support our extended line of Sweet Success Fuel For Health™ or Advanced Nutrition drinks; including costs for sponsorship fees, radio and store circular advertising and special product sampling and promotional events, both in stores and at events, as well as other marketing and promotional efforts on a national basis through Sweet Success website, distributors and retail accounts. Retailers may receive rebates, promotional pricing incentives and slotting fees, which we may pay to gain preferable shelf location for our products. Consumers may receive coupons, discounts and promotional incentives. We will also use in-store promotions and in-store placement of point-of-sale materials and endorsements from selected public figures. In 2005, we secured celebrity endorsement from Jeremy Shockey, two-time NFL Pro Bowl star, as well as executed a product promotion agreement with a major television producer who agreed to make a commercially reasonable good faith effort for the Company’s products to be featured on the set or used in primetime television productions. In 2006, we will continue pursuing additional promotional and endorsement arrangements for the future, such as clinical trials and book endorsement, as these marketing expenditures and promotional activities will help to enhance distribution and availability of our products, increase consumer awareness and preference for our brands and will be critical to the growth of our business. Based upon the Company’s ability to raise funds through debt or equity offerings, our future product launches will be supported through the above marketing and advertising efforts commencing in the second half of 2006 at a cost of approximately $300,000.

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

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. As of June 30, 2006, the Company had a consigned inventory balance of $8,390 and deferred revenue balance of $10,402 related to contingent sales.

Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. As June 30, 2006, a sales return and allowance of $6,048 was recorded in accrued liabilities.

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

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of June 30, 2006, write-offs of accounts receivable have been negligible.

Inventory

We hold finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date. At June 30, 2006, an inventory allowance was recorded of $4,200.

Deferred Income Taxes

At June 30, 2006 we had net operating loss carry forwards for federal income tax purposes of approximately $4.5 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2006, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. The Company did not grant any stock options or warrants to employees for the six months ended June 30, 2006.

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

Results of Operations

Results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net Sales. No sales for the Company were recorded for the six months ended June 30, 2005. For the six months ended June 30, 2006 net sales amounted to $80,953.

Gross loss. As cost of sales exceeded net sales, there was a gross loss of $19,212 for the six months ended June 30, 2006 compared to no gross loss for the Company for the six months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,154,857 for the six months ended June 30, 2006, an increase of $1,709,438 or 384%, from general and administrative expenses of $445,419 for the six months ended June 30, 2005. Selling, general and administrative expenses increased due to an increase in expenses such as non-cash compensation recorded of $1,260,043 attributed to the issuance of stock, stock options and stock warrants, an increase of $567,010 in professional fees for legal, accounting and public relations, and research and development costs of $82,840, exclusive of stock based compensation.

Loss from Operations. Loss from operations was $2,174,069 for the six months ended June 30, 2006 compared to a loss of $445,419 for the six months ended June 30, 2005. The $1,728,650 increase in loss from operations was attributable to the increased operating expenses described above.

Interest Expense. Interest expense was $19,942 for the six months ended June 30, 2006, an increase of $18,973, or 1,958%, from interest expense of $969 recorded for the six months ended June 30, 2005. The increase in interest expense is primarily attributable to the increase in notes payable during the six months ended June 30, 2006.

Loss on Extinguishment of Notes Payable. A $545,557  loss was recorded for the six months ended June 30, 2006 on the extinguishment of $520,000 notes payable for 1,040,000 shares of the Company’s common stock and 520,000 options to purchase common stock of the Company for a combined fair value of $1,079,567 and waived accrued interest of $14,010.

Net Loss. Net loss was $2,739,568 for the six months ended June 30, 2006 compared to a loss of $446,388 for the six months ended June 30, 2005. The increase in net loss was primarily attributable to the higher operating expenses discussed above as well as the loss on extinguishment of notes payable.

Results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net Sales. No sales for the Company were recorded for the three months ended June 30, 2005. For the three months ended June 30, 2006 net sales amounted to $24,314.

Gross loss. As cost of sales exceeded net sales, there was a gross loss of $18,999 for the three months ended June 30, 2006 compared to no gross loss for the Company for the three months ended June 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,268,336 for the three months ended June 30, 2006, an increase of $878,590, or 225%, from general and administrative expenses of $389,746 for the three months ended June 30, 2005. Selling, general and administrative expenses increased due to an increase in expenses such as non-cash compensation recorded of $819,612 attributed to the issuance of stock, stock options and stock warrants, an increase of $301,190 in professional fees for legal, accounting and public relations, and research and development costs of $8,636, exclusive of stock based compensation.

Loss from Operations. Loss from operations was $1,287,335 for the three months ended June 30, 2006 compared to a loss of $389,746 for the three months ended June 30, 2005. The $897,589 increase in loss from operations was attributable to the increased operating expenses described above.

Interest Expense. Interest expense was $10,689 for the three months ended June 30, 2006, an increase of $10,689, or 100%, from  no interest expense for the three months ended June 30, 2005. The increase in interest expense is primarily attributable to the increase in notes payable during the three months ended June 30, 2006.

Loss on Extinguishment of Notes Payable. A $545,557 loss was recorded for the three months ended June 30, 2006 on the extinguishment of $520,000 notes payable for 1,040,000 shares of the Company’s common stock and 520,000 options to purchase common stock of the Company for a combined fair value of $1,079,567 and waived accrued interest of $14,010.

Net Loss. Net loss was $1,843,581 for the three months ended June 30, 2006 compared to a loss of $389,669 for the three months ended June 30, 2005. The increase in net loss was primarily attributable to the higher operating expenses discussed above as well as the loss on extinguishment of notes payable.

Liquidity and Capital Resources

We are a start-up, development stage company and have generated or realized negligible revenue from our business operations. Our operations to date have generated significant operating losses that have been primarily funded through the issuance of common stock.

On August 21, 2006, the Company sold for cash in a private placement offering an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes”) due August 21, 2008 to accredited investors. The Notes bear interest at a rate of 8% annually. The Notes are secured by substantially all of the Company’s assets and contain customary antidilution provisions. The principal and interest amount of each Note may, at the election of the Note holder, be converted one or more times into fully paid and nonassessable shares of common stock. The conversion price of the debentures will be the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion. The Notes and Warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. The Company has agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to allow for the registration of the common stock issuable upon conversion of the debentures and exercise of the warrants. Funds from the sale of the debentures will be used primarily for marketing, inventory development, payment of debt and working capital.

Based on our business plan and as the products mature and we experience repeat use by retail customers, we anticipate relying less on financing activities to operate our business. With the funding received through the private placement in August 2006, the Company expects that it can continue to operate at its projected levels of overhead for at least twelve months, although no assurance may be given that it will be able to do so. As such, the Company continues to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising cash sufficient to fund its long-range business operating plan. The Company has no commitments from any investor for such financing other than disclosed herein.

Our plans for the second half of 2006 include the extension of the Sweet Success Fuel For Health™ or Advanced Nutrition branded shelf-stable functional health beverages with the addition of four new products. The new drinks will continue the Company’s commitment to meet the evolving consumer needs with all-natural, good-tasting functional healthy products.  With the anticipation of funding, the Company has planned for the third quarter of 2006, the first full production run of the first hypoallergenic, non-dairy, non-soy, high-protein beverage with immunity boosting supplements, Chocolate Immunity Infusion, to be packaged in our standard 11-ounce serving size and in a new attractive kid friendly 8-ounce package size.  Another third quarter initiative includes the scheduling of the initial production of the Company’s juice-based algae superfoods nutrition drink, Ultra Greens Plus. Additionally, the Company has planned for a fourth quarter production and launch for GlucaSafe, the Company’s first Diabetic drink formulated with all natural ingredients to provide a low glycemic raspberry flavored white and green tea beverage with no artificial sweeteners.  Costs associated with these introductions are expected to aggregate approximately $1,500,000 of additional working capital outlay for ingredients, packaging and production and will be financed by funds raised through debt or equity offerings. Once these beverages are developed and launched, other new flavors in development for early 2007 include Brain Booster, a cognitive enhancement beverage, Optibeat, a heart healthy nutritional beverage, and Longevity, a vitality beverage.

Although we have demonstrated the concepts and manufactured and introduced the product lines on a trial basis to prepare for commercialization on a national basis, we have only recently begun marketing products. Development and testing of new products and flavors may have a material impact on our results of operations. If the results of the extended product lines test are successful, we may incur slotting or promotional fees, which are payments made to the retailers to acquire shelf space for our products, and additional working capital may be needed to add the flavors to our existing product line. Such funds may not be available at that time, requiring us to seek additional debt or equity financings, of which there can be no assurance.

We have committed to pay royalties to Jon Barron, one of our directors, who helped develop the first two product formulations of Fuel For Health™ (Bavarian Chocolate and Creamy Vanilla) and who assists us in developing new formulations for Fuel For Health™.  We will pay a 1% royalty on the net sales proceeds on the first one million cases of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, not to exceed $1,000,000 in total for all formulated products.  As of the date of this filing, we have shipped 467 cases for which we have received proceeds and thus owe a nominal royalty. Other agreements entered into by the Company may require us to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. At June 30, 2006, royalties accrued for under the terms of agreements meeting the stipulated requirements was $794.

The Company’s financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2006, the Company reported a net loss of $2,739,568 and has an accumulated deficit as of June 30, 2006 of approximately $9.0 million. The Company had negative working capital of $803,951 as of June 30, 2006 and $19,003 cash on hand as of the same date. The Report of Independent Registered Public Accounting Firm on the Company’s financial statements as of and for the years ended December 31, 2005 and 2004 includes a “going concern” explanatory paragraph which means that the auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

Mr. Gallagher, the Company’s Chief Executive Officer, has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into a note agreement with Mr. Gallagher whereby all advances shall bear interest at 8% per annum.  Principal and interest are due September 20, 2006. The balances due to the officer were $58,322 and $62,941 at June 30, 2006 and December 31, 2005, respectively. The Company made net repayments of $4,619 during the six months ended June 30, 2006.

The Company has made and received various advances to and from a company owned by Mr. Gallagher. The advances are evidenced by a promissory note whereby the outstanding principal and earned interest shall be fully due and payable on September 20, 2006 bearing interest at 8% per annum on any unpaid balance to start accruing as of December 9, 2005. The balances due to the affiliate were $103,503 and $86,230 at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, the affiliate made net advances to the Company to help fund operations in the amount of $17,273.

During November 2005, Kick a Rock Productions, Inc., made advances to the Company totaling $60,000 to help fund operations.  During the six months ended June 30, 2006, additional advances totaling $420,000 were made to help fund operations. The advances were evidenced by a promissory note whereby the outstanding principal and earned interest is due and payable on November 2, 2006, bearing interest at 7% per annum.  In June 2006, the outstanding note agreements totaling $480,000 of principal indebtedness were assigned and transferred to an escrow agent who subsequently extinguished said notes for 960,000 shares of the Company’s common stock and 480,000 options of the Company. The remainder of indebtedness comprising of accrued interest up until the date of conversion, as per the original note terms, was waived and the Company recorded a loss on the extinguishment of the notes.

During November 2005, NextLevel.com made an advance to the Company in the amount of $40,000 to help fund operations. The advance was evidenced by a promissory note whereby the outstanding principal and earned interest is be fully due and payable on November 2, 2006 bearing interest at 7% per annum. In June 2006, the outstanding note agreement totaling $40,000 of principal indebtedness was assigned and transferred to an escrow agent who subsequently extinguished said notes for 80,000 shares of the Company’s common stock and 40,000 options of the Company. The remainder of indebtedness comprising of accrued interest up until the date of conversion, as per the original note terms, was waived and the Company recorded a loss on the extinguishment of the note.

 In April 2006, the Company entered into a note agreement with a director, to fund operations, totaling $25,000. The note agreement bears interest at 8% per annum. Principal and interest are due November 30, 2006.

Net Cash Flows

Net cash used in operating activities for the six months ended June 30, 2006 was $538,651 compared to $271,903 during the six months ended June 30, 2005. The increase in cash used by operating activities of $266,748 was primarily attributable to the increase in operating expenses discussed above and an increase in inventories offset by and increase in payables.

Net cash provided by investing activities was $0 and $30,131 for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2005, investing activities primarily consisted of $55,131 in collections on loans to affiliates and a $25,000 reduction for payments on note receivable from a stockholder.

Net cash provided by financing activities was $557,654 and $242,492, for the six months ended June 30, 2006 and 2005, respectively. For six months ending June 30, 2006, financing activities consisted primarily of proceeds of $17,273 in advances from an affiliate, $25,000 proceeds on a note payable from a director, $100,000 of proceeds received on the sale of common stock and $420,000 proceeds on notes payable. For the six months ended June 30, 2005, financing activities primarily consisted of $250,000 of proceeds received upon the sale of common stock, $27,722 in payments on a note payable, and $20,214 proceeds from advances from an officer.

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

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of June 30, 2006, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2006, the Company issued 125,000 shares of the Company’s stock in connection with a six-month agreement entered into December 2005 with a third party to provide investor relations. The value of these shares was determined to be $112,500 recorded as of December 31, 2005 and was expensed over the term of the agreement.

In June 2006, the Company completed a private placement offering for the sale of 200,000 shares of common stock for a total of $100,000.

On August, 21, 2006, the Company issued a press release announcing that it had completed the private placement of $3.3 million face amount of secured 8% convertible debentures, convertible into shares of the Company’s common stock at any time until August 21, 2008. The debentures are secured by substantially all of the Company’s assets and contain customary antidilution provisions. The conversion price of the debentures will be the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion.  Investors, all of whom were accredited, were also granted one Class A and one Class B common stock purchase warrant for each two shares that are purchasable upon conversion of the debentures.  For purposes of issuing the warrants, the conversion price, assuming full conversion of the debentures on the closing date, was deemed to be $       per share. The A warrants are exercisable at $1.00 per share and the B warrants are exercisable at $1.25 per share.  Both warrants expire in August 2011.  The Company has agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to allow for the registration of the common stock issuable upon conversion of the debentures and exercise of the warrants. Funds from the sale of the debentures will be used primarily for marketing, inventory development, payment of debt and working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective July 1, 2006, the Company’s Board of Directors (the “Board”) approved a 2006 Stock Option Plan (the “Plan”) for officers, directors, employees and consultants who provide services to the Company. As such, 2,500,000 shares of the Company’s common stock was authorized and reserved for issuance under the Plan. The Board shall determine which options constitute incentive stock options to employees within the meaning of section 422A versus which options constitute nonstatutory options to directors and others as specified under the Internal Revenue Code and shall enter into option agreements with recipients accordingly. As of the date of this filing, no options under the Plan have been granted.

In August 2006, the Company closed on a private placement offering to accredited investors. See Item 2 Unregistered Sales of Equity Securities and Use of Proceeds as well as Item 6 Exhibits for further information.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

4.1	Form of Subscription Agreement.

4.2	Form of Security Agreement.

4.3	Form of Secured Convertible Note

4.4	Form of Warrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	2006 Stock Option Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: August 21, 2006