Form 10QSB/A
period 2006-06-30
Sweet Success Enterprises, Inc
filed 2006-08-22
CIK 1338067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

On August, 21, 2006, the Company completed the private placement of $3.3 million face amount of secured 8% convertible debentures, convertible into shares of the Company’s common stock at any time until August 21, 2008. The debentures are secured by substantially all of the Company’s assets and contain customary antidilution provisions. The conversion price of the debentures will be the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion.  Investors, all of whom were accredited, were also granted one Class A and one Class B common stock purchase warrant for each two shares that are purchasable upon conversion of the debentures.  For purposes of issuing the warrants, the conversion price, assuming full conversion of the debentures on the closing date, was deemed to be approximately $.69 per share. Accordingly, investors received approximately 2,391,304 of each of the Class A warrants and Class B warrants. The A warrants are exercisable at $1.00 per share and the B warrants are exercisable at $1.25 per share.  Both warrants expire in August 2011.  The Company has agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to allow for the registration of the common stock issuable upon conversion of the debentures and exercise of the warrants. Funds from the sale of the debentures will be used primarily for marketing, inventory development, payment of debt and working capital.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

*4.1	Form of Subscription Agreement.

*4.2	Form of Security Agreement.

*4.3	Form of Secured Convertible Note.

*4.4	Form of Warrant.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	2006 Stock Option Plan.

*Previously Filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: August 22, 2006