Form 10QSB
period 2006-09-30
Sweet Success Enterprises, Inc
filed 2006-11-14
CIK 1338067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
Yes  ☐  No  ☒

As of November 13, 2006, the issuer had 15,127,545 shares of common stock outstanding and 140,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

SWEET SUCCESS ENTERPRISES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2006

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005

Statements of Operations (unaudited) - For the nine and three months ended September 30, 2006 and 2005 and cumulative from January 1, 2003 to September 30, 2006

Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2006 and 2005 and cumulative from January 1, 2003 to September 30, 2006

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

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

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash	$1,718,811	$—
Accounts receivable – trade	8,514	147
Accounts receivable – officer	12,627	—
Inventories, net of reserve	348,949	79,522
Prepaid expenses	273,893	773,038
Total current assets	2,362,794	852,707

Non-current assets
Property and equipment	10,520	—
Debt issuance costs, net of amortization of $34,377 in 2006	790,668	—
Intangible assets	200,000	200,000
Total non-current assets	1,001,188	200,000

Total assets	$3,363,982	$1,052,707

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable – trade	$445,943	$237,715
Accrued compensation	10,190	5,019
Accrued expenses	37,526	1,151
Common stock shares to be issued	211,500	112,500
Note payable to officer	—	62,941
Note payable to director	25,000	—
Note payable to affiliate	818	86,230
Notes payable	—	100,000
Derivative financial instruments at estimated fair value	9,519,946	—
Convertible debt, net of $3,157,134 discount in 2006	142,866	—
Total liabilities	10,393,789	605,556

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 140,000 shares issued and outstanding (liquidation preference $14)	14	14
Common stock, authorized 60,000,000 shares; $.0001 par value; 15,127,545 and 13,697,545 shares issued and outstanding	1,513	1,353
Additional paid-in capital	5,591,186	6,728,684
Deficit accumulated in development stage	(12,622,520)	(6,282,900)
Total stockholders’ equity (deficit)	(7,029,807)	447,151

Total liabilities and stockholders’ equity (deficit)	$3,363,982	$1,052,707

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Statements of Operations
(Unaudited)

					Cumulative
					from
	Nine Months Ended September 30,		Three Months Ended September 30,		January 1, 2003
	2006	2005	2006	2005	to September 30, 2006

Revenue	$95,665	$4,100	$14,712	$4,100	$100,150

Cost of sales	154,172	48,732	54,007	48,732	204,778

Gross loss	(58,507)	(44,632)	(39,295)	(44,632)	(104,628)

General and administrative expenses	3,370,847	2,638,564	1,215,991	2,193,145	9,597,222

Loss from operations	(3,429,354)	(2,683,196)	(1,255,286)	(2,237,777)	(9,701,850)

Interest income	7,962	561	7,962	561	8,523
Interest expense	(51,648)	(969)	(31,705)	—	(62,613)
Loss on extinguishment of notes payable	(545,557)	—	—	—	(545,557)
Derivative financial instruments expense	(3,599,190)	—	(3,599,190)	—	(3,599,190)
Amortization of debt discount	(142,866)	—	(142,866)	—	(142,866)
Amortization of debt issuance costs	(34,377)	—	(34,377)	—	(34,377)
Change in estimated fair value of derivatives	1,455,410	—	1,455,410	—	1,455,410
Total other income (expense)	(2,910,266)	(408)	(2,344,766)	561	(2,920,670)

Net loss	$(6,339,620)	$(2,683,604)	$(3,600,052)	$(2,237,216)	$(12,622,520)

Basic and diluted loss per share	$(0.44)	$(0.25)	$(0.24)	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	14,308,809	10,853,296	15,223,904	13,193,088

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Cumulative from January 1, 2003 to
	2006	2005	September 30, 2006

Cash flows from operating activities
Net loss	$(6,339,620)	$(2,683,604)	$(12,622,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,062,473	2,195,512	5,867,930
Inventory reserves	15,452	36,194	17,300
Repricing of warrants upon change in exercise price	—	—	1,414,749
Loss on extinguishment of notes payable	545,557	—	545,557
Non-cash interest expense	12,859	—	12,859
Derivative financial instruments expense	3,599,190	—	3,599,190
Amortization of debt discount	142,866	—	142,866
Amortization of debt issuance costs	34,377	—	34,377
Change in fair value of derivative instruments	(1,455,410)	—	(1,455,410)
Change in assets and liabilities:
Accounts receivable – trade	(8,367)	(79)	(8,514)
Accounts receivable – officer	(12,627)	—	(12,627)
Inventories	(284,879)	(101,849)	(366,249)
Prepaid expenses	(97,874)	(14,999)	(123,163)
Accounts payable - trade	208,228	148,194	422,889
Accrued compensation	5,171	3,344	266,190
Accrued expenses	37,526	1,197	38,677
Net cash used in operating activities	(1,535,078)	(416,090)	(2,225,899)

Cash flows from investing activities
Net collections (payments) on loans to/from affiliate	—	64,420	970
Purchase of property and equipment	(10,520)	—	(10,520)
Net cash provided by (used in) investing activities	(10,520)	64,420	(9,550)

Cash flows from financing activities
Proceeds from the issuance of convertible debt	3,300,000	—	3,300,000
Debt issuance costs related to convertible debt	(449,738)	—	(449,738)
Principal payments on note payable	—	(27,722)	(50,000)
Proceeds on notes payable	420,000	—	520,000
Net proceeds (repayments) on note payable to officer	(62,941)	32,114	—
Net proceeds (repayments) on note payable to director	25,000	—	25,000
Net proceeds (repayments) on note payable to affiliate	(85,412)	51,966	818
Proceeds from issuance of common stock	100,000	290,000	570,000
Proceeds from exercise of warrants	17,500	—	38,150
Net cash provided by financing activities	3,264,409	346,358	3,954,230

Net increase in cash	1,718,811	(5,312)	1,718,781

Cash – beginning of period	—	8,414	30

Cash – end of period	$1,718,811	$3,102	$1,718,811

Supplemental disclosures of cash flow information:

Cash paid for interest	$2,165	$969	$9,098

See notes to financial statements.

Supplemental disclosure of non-cash activity:

During the nine months ended September 30, 2006, the Company had the following transactions:

The Company issued options to purchase 150,000 shares of the Company’s common stock, originally valued at $75,080, to a consultant for services, of which $37,540 is included in prepaid expenses at September 30, 2006.

The Company issued 100,000 shares of common stock, valued at $62,000 to consultants for services, of which $31,000 is included in prepaid expenses at September 30, 2006.

The Company issued 125,000 shares of common stock, valued at $112,500, to a consultant for services. The shares were granted during the year ended December 31, 2005.

The Company granted 150,000 shares of common stock, valued at $133,500, to consultants for services, of which $44,500 is included in prepaid expenses at September 30, 2006.

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

In connection with a convertible debt offering, the Company paid a finder’s fee of 479,303 warrants to purchase the Company’s common stock, valued at $367,199, of which $351,909 is included in debt issuance costs, net of amortization at September 30, 2006, and $15,290 was expensed in amortization of debt issuance costs.

As a result of a convertible debt offering, the Company reclassified 3,585,000 non-employee options and 1,625,000 non-employee warrants, with an estimated fair market value of $3,666,802, from additional paid in capital to derivative financial instruments at estimated fair value.

During the nine months ended September 30, 2005, the Company had the following transactions:

The Company issued 3,090,000 shares of common stock, valued at $1,068,932, to outside consultants for services, of which $614,698 is included in prepaid expenses at September 30, 2005.

The Company issued 200,000 shares of common stock valued at $42,000 to an outside consultant during the nine months ended September 30, 2005 for services rendered during the year ended December 31, 2004.

The Company issued 800,000 shares of common stock as payment for an accrued compensation of $256,000.

The Company issued 1,605,000 common stock options, valued at $872,176, to consultants for services, of which $37,973 is included in prepaid expenses at September 30, 2005.

The Company issued warrants to purchase 1,125,000 shares of common stock, valued at $417,675, to consultants for services.

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Information as to September 30, 2006 and 2005 is Unaudited

Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Sweet Success Enterprises, Inc., formerly known as New Bridge Reorganization Corporation (the “Company”), was incorporated on August 7, 1995 in the State of Nevada. On December 12, 2000, the Company filed a petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code. On October 30, 2002, the Court accepted the Company’s Plan of Reorganization effective September 26, 2002. On November 15, 2002, New Bridge Reorganization Corporation entered into an “Agreement Concerning the Exchange of Securities” whereby the Company acquired all of the outstanding common stock of an unrelated entity, Beverage Acquisition Corporation. Prior to the merger, Beverage Acquisition Corporation had entered into an agreement to purchase the Sweet Success brand name along with other intellectual property from Nutri/System, Inc. The Company completed the acquisition of the Sweet Success brand name December 2002.  The merger transaction was accounted for as a capital transaction and not as a business combination.  Immediately after the transaction, the shareholders of Beverage Acquisition Corporation owned 88% of the outstanding stock of the Company.  Additionally, the Company’s Board of Directors, immediately after the transaction, was comprised of the Directors of Beverage Acquisition Corporation.  Prior to the transaction, Beverage Acquisition Corporation did not have any previous operations.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

Inventories

The Company uses outside companies for the production of its product in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of September 30, 2006, the Company had raw material inventory of $167,780, and finished goods inventory of $198,469. As of December 31, 2005, the Company had raw material inventory of $37,045 and finished goods inventory of $44,325.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At September 30, 2006 and December 31, 2005, inventory reserves totaled $17,300 and $1,848, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method with a mid-month convention over the estimated useful lives, primarily three to seven years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement utilizing the straight-line method. Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred.   No depreciation was recorded for the three and nine months ended September 30, 2006, since the assets were placed in service in late September.

Convertible Debt Financing and Derivative Liabilities

 On August 21, 2006, the Company sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes” or individually the “Note”) due August 21, 2008 in a private placement offering, commonly referred to as a PIPE offering,  to accredited investors (“Subscribers” or individually the “Subscriber”) (note 5). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection, and anti-dilution protection (collectively, the “Debt Features”) contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments. Additionally, the Company issued warrants in connection with the transaction (“the PIPE warrants”) which are also treated as derivative financial instruments.

The Notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants (note 6).  Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled. (note 5)

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. The estimated fair value of the Debt Features was determined using the probability weighted averaged expected cash flows, Lattice Model or the Black-Scholes model.  These models use several assumptions including:  stock price volatility for the relevant time period, the relevant risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  The estimated value of the PIPE warrants and non-employee options and warrants was determined using the Black-Scholes model.  This model  uses several assumptions including:   stock price volatility (utilizing the relevant time period), relevant risk-free interest rate, remaining maturity, exercise price and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.

The determination of fair value includes significant estimates by management including volatility of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction among other items.  The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on reported financial condition and results of operations.

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. The Company entered into an agreement with a non-employee former director under which he will receive a 1% royalty on the net sales proceeds on the first one million cases of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, not to exceed $1,000,000 in total for all formulated products.  From inception through September 30, 2006, royalties accrued for under the terms of these agreements were nominal.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. During the nine months ended September 30, 2006, the Company granted 500,000 employee options which vested immediately, and 100,000 employee stock options which are contingent on performance milestones.

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

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been shipped. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, the Company defers recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns.  As of September 30, 2006, the Company had no consigned inventory balance and no deferred revenue balance related to contingent sales.

As September 30, 2006, a sales returns allowance of $6,804 was recorded in accrued liabilities.

Advertising Costs

The Company expenses advertising as incurred. Advertising costs of approximately $52,000 and $1,000 were incurred for the nine months ended September 30, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs, which consist primarily of product development costs as well as non-cash compensation for stock options, are expensed in the period incurred and are included in general and administrative expenses. During the nine months ended September 30, 2006 and 2005, the Company incurred research and development costs of approximately $160,000 and $45,000, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards, and because realization of such carryforwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carryforwards. The net operating loss carryforwards, expiring from 2015 through 2026, totaled approximately $5.0 million as of September 30, 2006.

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

Net Loss Per Common Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the periods ended September 30, 2006 and 2005, stock options and warrants totaling 11,292,331 and 3,155,000 shares respectively were not included in the computation of diluted loss per share as their effect was anti-dilutive. Common stock equivalent shares issuable upon conversion of preferred stock totaling 1.4 million shares were excluded from the loss per share calculation for the periods ended September 30, 2006 and 2005. The approximately 5.6 million shares of common stock issuable upon conversion of the Notes, had they been converted as of September 30, 2006, were also considered to be anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements 133 and 140” (“SFAS 155”) to permit but not require fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 155 allows the Company to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  The Company adopted SFAS 155 in January 2006 but has not yet elected its provisions in relation to any of the Company’s financial instruments.  SFAS 155 could have a significant impact on the Company’s future financial statements depending on the extent of relevant transactions and the Company’s decision to elect or not elect SFAS 155 treatment.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to materially affect the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position or results of operations, but will expand disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB 108 in fiscal year 2007. The Company does not believe that the adoption of SAB 108 will have a material impact on the financial statements.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of $12.6 million. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. Historically, the Company has supported its activities through the issuance of convertible debt and common stock through private placements, proceeds on notes payable, officer and director advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources.

In August 2006, the Company closed on a private placement offering to accredited investors. See Note 5 for details regarding the terms and conditions. Funds from the offering were used primarily for marketing, inventory development, payment of debt and working capital. The Company expects that given requirements for currently planned product development and production efforts and its current level of overhead, it can continue to operate with currently available funds for a maximum of six months from September 30, 2006, although no assurance may be given that it will be able to do so and the extent of its expenditures on product development and product production and ability to market products produced may significantly impact that time frame.

Based on the Company’s business plan and as the products mature and the Company experiences repeat use by retail customers, the Company anticipates relying less on financing activities to fund operations. Until such time, the Company continues to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising additional cash sufficient to fund its long-range business operating plan. The Company has no commitments from any investor for such financing.  The Company also intends to pursue conventional financing sources to support projected accounts receivable and inventory balance growth.  The agreements associated with the convertible debt financing transaction restrict the Company’s ability to raise additional capital or obtain additional debt funding.

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

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2006	2005
Prepaid marketing and promotion (Note 6)	$63,000	$462,278
Prepaid business advisory services (Note 6)	113,040	208,916
Prepaid investor relations (Note 6)	5,858	42,522
Prepaid research and development (Note 6)	19,968	34,033
Prepaid operating costs	68,790	—
Other	3,237	25,289
	$273,893	$773,038

Note 4 – Related Party Transactions

The Company has made and received various advances to and from a company owned by an officer of Sweet Success Enterprises, Inc. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances bore interest at 8% per annum. Principal and interest were due September 20, 2006, but were substantially reduced on August 22, 2006. The balances due to the affiliate were $818 and $86,230 at September 30, 2006 and December 31, 2005, respectively.

An officer of the Company has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into an unsecured note agreement with the officer whereby all advances bore interest at 8% per annum.  Principal and interest were due September 20, 2006, but were paid in full on August 22, 2006. The balances owed by (due to) the officer were $12,627 and $(62,941) at September 30, 2006 and December 31, 2005, respectively.  Subsequent to the August repayment, the advances are used on a current terms basis and no longer are interest bearing.  The balance of the accounts receivable-officer was $2,384 as of November 8, 2006 after the settlement of expenses incurred on behalf of the Company subsequent to September 30, 2006.

In April 2006, the Company entered into an unsecured note agreement with a director, to fund operations, totaling $25,000. The note agreement bears interest at 8% per annum. Principal and interest are due November 30, 2006.

Note 5 – Notes Payable

Convertible Debt

During the quarter ended September 30, 2006, the Company sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes in a private placement offering to third party accredited investors. The Subscribers have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the Notes, together with interest and fees due thereon, into shares of the Company’s common stock until the August 21, 2008 maturity date of the Notes.  Subscribers were also granted one Class A and one Class B common stock purchase warrant for each two shares that are issuable upon conversion of the debentures. The conversion price as of August 21, 2006 of $.6885 per share was used for purposes of issuing the PIPE warrants.

In connection with this transaction, the Company incurred cash issuance costs of $449,738 which included a finder’s fee of $330,000, and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $825,045 to be amortized over the two year contractual term of the notes using the effective interest method.  Amortization expense for the quarter ended September 30, 2006 was $34,377.  The finder will also receive ten percent of all warrant proceeds.

Date of Notes	Amount of Notes	Conversion Price (1)	Term of Notes
August 21, 2006	$3,300,000	75% or $5.00	2 years

Date PIPE
warrants Issued	Number of PIPE warrants	Exercise Price	Term of PIPE warrants (2)
August 21, 2006	2,875,817	$1.00	5 years
August 21, 2006	2,396,514	$1.25	5 years

(1)                  The conversion price is the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to conversion.

(2)                  The five year term on the PIPE warrants does not begin until the effective date of the required registration statement which must be filed within 150 days to avoid monetary penalties.   Thus, the Company used a 5.42 year life for initial measurement as of August 21, 2006.

The Notes and the derivative liability related to the Debt Features have been classified as current liabilities as of September 30, 2006, since the Notes may be converted at the Subscriber’s option at any time after issuance and because of the put provision inherent in the redemption option.  The warrants are also exercisable by the Subscriber at their option at any time after issuance and thus the derivative liability related to their estimated value has also been classified as a current liability.

The Notes are secured by substantially all of the Company’s assets and accrue interest at no less than eight percent (8%) with provisions for increased rates should certain events occur or fail to occur.  Accrued but unpaid interest is payable at maturity or may be included in the amount subject to conversion.  As of September 30, 2006, the applicable interest rate remains 8%. Contractual interest expense for the three and nine months ended September 30, 2006 and the related accrued interest payable as of that date were $28,932.

Except as detailed in the subscription agreement, the proceeds from the Notes may not be used for accrued and unpaid officer and director salaries, payment of financing related debt, redemption of outstanding notes or equity instruments of the Company, litigation related expenses or settlements, brokerage fees, or non-trade obligations outstanding. Funds from the sale of the debentures will be used primarily for marketing, inventory development, payment of debt and working capital.  The Notes and related agreements also limit the Company’s ability to pledge its assets, issue stock, options or warrants, incur additional debt, pay dividends on its common or preferred stock, and engage in transactions with officers, directors or employees.

In the event (i) the Company is prohibited from issuing shares, (ii) the Company fails to timely deliver shares on a delivery date, (iii) upon the occurrence of any other event of default, any of the foregoing that continues for more than twenty (20) business days, (iv) a change in control  or (v) of the liquidation, dissolution or winding up of the Company, then at the Subscriber’s election, the Company must pay to the Subscriber 120% of the outstanding principal amount of the Note designated by the Subscriber, together with accrued but unpaid interest thereon.

Events of default include failure to pay principal or interest, breach of any material covenant which is not cured within 10 days of notice, breach of representations and warranties, bankruptcy, appointment of a receiver or trustee, a judgment for more than $50,000 that remains unresolved for 45 days, nonpayment under any other obligation greater than $100,000 for more than 20 days unless contested in good faith, delisting of the common stock for a period of seven consecutive trading days or notification the Company is not in compliance with listing conditions, a suspension of trading for five or more consecutive trading days, failure to timely deliver converted shares, warrant shares or replacement notes, failure to register the shares related to the Notes in accordance with the requirements contained in the agreement, and failure to reserve the required amount of shares for issuance upon conversion.  The agreements also have cross default provisions with any other agreement to which the Company is a party.

The Company agreed not to file or amend any already filed registration statement to increase the amount of common stock registered therein, or reduce the price of which such common stock is registered therein without the consent of the Subscribers until the sooner of 180 days after the effectiveness of the registration statement filed to register the shares issuable in connection with the Notes and PIPE warrants or until all the shares and warrant shares have been resold or transferred by the Subscribers pursuant to the registration statement or Rule 144, without regard to volume limitations (the “Exclusion Period”).

Until the end of the Exclusion Period, the Company will not enter into any acquisition, merger, exchange or sale or other transaction that could have the effect of delaying the effectiveness of any pending registration statement or causing an already effective registration statement to no longer be effective or current for a period of twenty or more days in the aggregate.

The Notes and PIPE warrants have anti-dilution rights reducing the conversion and exercise prices for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price.

The Company agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to register 150% of the Shares issuable upon conversion of all of the Notes by the Subscribers, and 100% of the shares issuable upon exercise of the PIPE warrants. The Company filed the registration statement within the stated time frame. Should the registration statement not become effective within 180 days of the closing date of the private placement, the Company will incur significant monetary penalties.    The Company agreed to use its best efforts not to take any action or file any document (whether or not permitted by the 1933 Act or the 1934 Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said acts until August 21, 2008.  Until the earlier of the resale of the shares and the PIPE warrant shares by each Subscriber or August 21, 2008, the Company will use its best efforts to continue the listing or quotation of the common stock on a principal market and will comply in all respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the principal market.  During the period the conversion right exists, the Company is also required to reserve from its authorized and unissued common stock not less than an amount of common stock equal to 200% of the amount of shares issuable upon the full conversion of the Notes.

The Notes provide for liquidated damages on the occurrence of several events, including not meeting and maintaining the registration requirements and not responding to oral or written comments on the registration statement within ten business days. The liquidated damages are calculated as two percent of the aggregate principal balance of the unconverted Notes and the purchase price of shares issued upon conversion of Notes and exercise of the PIPE warrants for every 30 days or part thereof that the requirements are not met.  As of September 30, 2006, no liquidated damages have been incurred by the Company.

The investors have contractually agreed to restrict their ability to convert the Notes or exercise their PIPE warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by the investors and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The Subscriber may waive the 4.99% conversion limitation, in whole or in part, upon and effective after 61 days prior written notice to the Company to increase such percentage to up to 9.99%.  The Subscriber may decide whether to convert a Note or exercise PIPE warrants to achieve an actual 4.99% or up to 9.99% ownership position as described above.

The PIPE warrants are exercisable on a cashless basis if the shares of common stock underlying the PIPE warrants are not then registered pursuant to an effective registration statement.  In the event the Subscribers were to exercise the PIPE warrants on a cashless basis, the Company would not receive any proceeds and may recognize additional expense.

The proceeds from the financing transaction were first allocated to the fair value of the PIPE warrants (see PIPE WARRANTS ISSUED below) and then to the fair value of the compound embedded derivative contained in the Notes (see DEBT FEATURES below). The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes.  As such, the Notes were recorded at zero, a significant discount from their face amount.  This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the quarter ended September 30, 2006 the Company accreted $142,866 of debt discount.  The excess of the total fair value of all derivative financial instruments over the proceeds from the Notes was recorded as Derivative financial instruments expense of $3,599,190.

The PIPE warrants issued in connection with the Notes were determined to be freestanding derivative instruments. Accordingly, both the embedded and freestanding derivatives have been accounted for separately at estimated fair value under SFAS 133. The embedded derivatives are accounted for on a “bundled” basis in accordance with Statement 133 Implementation Issue No. B-15.

PIPE WARRANTS ISSUED

The estimated fair value of the PIPE warrants at issuance was as follows:

Date PIPE			Volatility
Warrants Issued	Number of PIPE warrants	Value at Issuance	at Issuance
August 21, 2006	2,875,817	$2,296,986	114%
August 21, 2006	2,396,514	$1,873,584	114%

These amounts have been classified as a derivative instrument and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with current authoritative guidance including EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  The five year term on the PIPE warrants does not begin until the effective date of the required registration statement which must be filed within 150 days to avoid monetary penalties.   Thus, the Company used a 5.42 year life for initial measurement as of August 21, 2006. The estimated fair value of the PIPE warrants as of August 21, 2006 was determined using the Black-Scholes option-pricing model with the following inputs and assumptions:   closing stock price $.94, respective exercise price of $1.00 or $1.25, expected life of 5.42 years, 114% volatility, and a risk free interest rate of 4.77%.  The Company engaged an outside consultant to assist management in valuing the PIPE warrants and the compound derivative embedded in the Notes.

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the PIPE warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, the PIPE warrants were revalued as of September 30, 2006.  In valuing the PIPE warrants at September 30, 2006, the Company used the following inputs and assumptions:   closing stock price $.78, respective exercise price of $1.00 or $1.25, expected life of 5.31 years, 112% volatility, and a risk free interest rate of 4.59%.  The warrant derivative liability at September 30, 2006, had decreased from the $4,170,570 recorded at issuance to a fair value of $3,344,891 which resulted in a change in fair value of derivatives of $825,679 on the Company’s books for the quarter ended September 30, 2006.

The estimated value of the PIPE warrants at both August 21, 2006 and September 30, 2006 includes the value of the anti-dilution protection which was estimated using the Black-Scholes model with a call option variable calculation. Inputs to the model included the term, volatility and interest rate assumptions for the relevant date as discussed above, a zero percent dividend assumption and a 10% probability of anti-dilution. The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the two or five year periods that the Notes and PIPE warrants are potentially outstanding and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. Accordingly, management has assigned a 10% probability to future dilutive financing transactions for the Notes and PIPE warrants at both August 21, 2006 and September 30, 2006.

The determination of fair value includes significant estimates by management including volatility of the Company’s common stock, interest rates and the probability of redemption or a future dilutive financing transaction among other items.  The recorded value of the PIPE warrants can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for exercise of the PIPE warrants.  The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on reported financial condition and results of operations.

DEBT FEATURES

Pursuant to the terms of the Notes, the Notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection and anti-dilution protection.  In accordance with SFAS 133, as amended, the Debt Features contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as a compound embedded derivative instrument at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments.

At issuance of the Notes, the Debt Features had an estimated initial fair value as follows, which was recorded in the liability caption “Derivative financial instruments at estimated fair value” on the balance sheet.

Debt Features
Date of Notes	Value at Issuance
August 21, 2006	$3,103,927

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the Debt Features to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income.  The estimated fair value of the Debt Features at the date of issuance was determined using the probability weighted averaged expected cash flows / Lattice Model and the Black-Scholes model with the following inputs and assumptions:  closing stock price $.94, a conversion price and period based on the terms of the Notes (2 years), 102% volatility, and a risk free interest rate of 4.85%.   In valuing the Debt Features at September 30, 2006, the Company used the following inputs and assumptions:  closing stock price $0.78, a conversion price and period based on the terms of the Notes (1.9 years), 100% volatility, and a risk free interest rate of 4.71%.  Dividends were assumed to be zero for each estimate. The specific model used for each component of the Debt Features and assumptions used in addition to the applicable general inputs and assumptions were as follows:

•                                          The conversion feature was valued using the Black-Scholes model with a call option variable calculation. The feature was valued using full conversion of the outstanding debt.

•                                          The interest rate adjustment provision was estimated using the Lattice Model and a 50% probability for both interest rate increases and decreases.

•                                          The registration rights and associated liquidated damages clause were estimated at 2% for one thirty day period of non-registration.

•                                          The redemption option was valued using the Lattice Model to generate expected cash flows and then discounting the probability weighted expected cash flows. The probability of a redemption event was estimated at 50%, since the registration statement has not yet been declared effective and there are a number of defined events that invoke the redemption option.

•                                          The anti-dilution protection value was estimated using the Black-Scholes model with a call option variable calculation and a 10% probability of anti-dilution. The estimated probability of a dilutive financing transaction was based on the rationale discussed above in the “PIPE WARRANTS ISSUED” sub-heading.

•                                          The potential buy-in feature whereby the Company would reimburse the debt holder for any change in market price if the Company is unable to deliver registered shares in a timely fashion was determined to have a negligible probability and accordingly, the related value of this potential derivative is not considered to be significant at September 30, 2006.

Management will monitor the probabilities and assumptions used in the above estimates and will revise them as necessary to estimate fair value at each balance sheet date.

For the quarter ended September 30, 2006, the Company recorded a change in fair value of derivatives on the statement of operations for the Debt Features of $93,663.  At September 30, 2006, the estimated fair value of the Debt Features was approximately $3,197,590, due in part to a decrease in the market value of the Company’s common stock to $0.78 from $0.94 at August 21, 2006.

The determination of fair value includes significant estimates by management including volatility of the Company’s common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction among other items. The recorded value of the Debt Features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the debt contracts.  The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on reported financial condition and results of operations.

EXISTING NON-EMPLOYEE OPTIONS AND WARRANTS

The Notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants (note 6).  Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

As of the date of issuance of the Notes, the fair value of options to purchase 3,585,000 shares and warrants to purchase 1,625,000 shares totaling $3,666,802 was reclassified to the liability caption “Derivative financial instruments at estimated fair value” from additional paid-in capital.  The fair value as of August 21, 2006 was determined using the closing price of  $0.94, the respective exercise price($.10-$3.00), the remaining term on each contract (.36- 5 years), the relevant risk free interest rate (4.77-5.11%) as well as the relevant volatility (102-119%).

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of these non-employee options and warrants to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, these non-employee options and warrants were revalued as of September 30, 2006.  In valuing these options and warrants at September 30, 2006, the Company used the closing price of the Company’s stock of $0.78, the respective exercise price($.10-$3.00), the remaining term on each contract (.25- 5 years), the relevant risk free interest rate (4.59-4.97%) as well as the relevant volatility (96-113%).  The non-employee warrant derivative liability at September 30, 2006, had decreased from the $3,666,802 recorded as of August 21, 2006 to a fair value of $2,943,408, which resulted in a change in fair value of derivatives of $723,394 on the Company’s books for the quarter ended September 30, 2006, which is recognized in other income or expense.

The determination of fair value for the non-employee options and warrants includes significant estimates by management including volatility of the Company’s common stock, and interest rates among other items.  The recorded value of the non-employee options and warrants can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for exercise of the options and warrants.  The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on reported financial condition and results of operations.

SUMMARY OF DERIVATIVES VALUES

The following tabular information summarizes the change in value of the derivative instruments during the three months ended September 30, 2006:

	PIPE warrants derivative liability	Debt features derivative liability	Non-employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of August 21, 2006	$4,170,570	$3,103,927	$3,666,802	$10,941,299
Non-employee option grants after funding	—	—	34,057	34,057
Change in estimated fair value of derivatives	(825,679)	93,663	(723,394)	(1,455,410)
Derivative financial instruments at estimated fair value as of September 30, 2006	$3,344,891	$3,197,590	$2,977,465	$9,519,946

The carrying value of the convertible debt as of September 30, 2006 was as follows:

Convertible debt on issuance, August 21, 2006	$3,300,000
Debt discount on issuance	(3,300,000)
Accretion of debt discount	142,866
September 30, 2006 net value of convertible debt	$142,866

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

Note 6 – Stockholders’ Equity

During 2005, the Company issued 2,000,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of $785,500 (as determined by the quoted market price on day of issuance) for the services performed was recorded as $410,843 in general and administrative expense for the year ended December 31, 2005, $368,854 in general and administrative expense for the nine months ended September 30, 2006, and $5,803 in prepaid expense at September 30, 2006 as the services are to be completed in subsequent periods.

In December 2005, the Company entered into a six-month agreement with a consultant to provide investor relations. Under the terms of this agreement, the consultant was to be issued 125,000 shares of the Company’s stock and paid a monthly service fee. The shares were issued in May 2006. The fair value of the shares was determined to be $112,500 and was recorded as $18,750 in general and administrative expense for the year ended December 31, 2005 and $93,750 in general and administrative expense for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 210,000 shares of common stock to consultants in exchange for services rendered during the year. The fair value of the shares was determined to be $149,750 (as determined by the quoted market price on day of issuance) with $31,000 recorded as prepaid expenses for services to be performed in subsequent periods and the remaining $118,750 is included in general and administrative expenses for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company agreed to issue 250,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of the common stock shares to be issued was determined to be $211,500 with $44,500 recorded as prepaid expenses for services to be performed in subsequent periods and the remaining $167,000 is included in general and administrative expenses for the nine months ended September 30, 2006.

In June 2006, the Company completed a private placement offering with an investor for the sale of 200,000 shares of common stock for a total of $100,000.

In August 2006, the Company issued 25,000 shares of common stock for proceeds of $17,500 upon the exercise 25,000 stock warrants by a consultant.

In 2005, the Company issued and held 200,000 shares of common stock pending performance of a consultant. As of December 31, 2005, 30,000 shares have been earned by the consultant. The fair value of $41,400 (as determined by the quoted market price on day of issuance) for the 30,000 shares was recorded to general and administrative expense. The Company transferred the 30,000 shares to the consultant in October 2005.  In August 2006, the Company cancelled the remaining 170,000 shares as these shares had not been earned and the contract had been terminated.

Stock options and warrants

During 2005, the Company issued 370,000 stock options to consultants in exchange for services to be rendered. Utilizing the Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.19 to $1.92, expected life of 5 years, volatility ranging from .10% to 82% and a risk-free interest rate of 4.00% to 4.06%. The Company recorded general and administrative expense for the year ended December 31, 2005 of $24,678, general and administrative expense of $24,734 for the nine months ended September 30, 2006 and a prepaid expense of $55 at September 30, 2006. During the nine months ended September 30, 2005, the Company recorded $7,094 in general and administrative expense related to these options.

In June 2005, the Company granted a consultant the right to receive up to 750,000 options and warrants upon entering into two specific contracts on behalf of the Company. In January 2006, the consultant was successful in entering into a contract on behalf of the Company and earned 250,000 of the contingent options. At December 31, 2005 the original fair value of the options of $220,520 was determined utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $1.30, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. At December 31, 2005, the Company recorded $220,520 as a prepaid expense. The Company revalued these options in January 2006, when the contingency was met, utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $1.22, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. The estimated fair value was determined to be $201,943, and was expensed during the nine months ended September 30, 2006, as general and administrative expense.  As of September 30, 2006, no further contracts have been completed and therefore 500,000 options and warrants remain contingent. In May 2006, the Company extended the expiration date of the 25,000 warrants previously granted to this consultant in 2005. The fair value of the extended warrants of $5,129 was determined utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $0.75, expected life of 3 months, 138% volatility and a risk free interest rate of 4.84%.  In August, 2006, after the original options had expired, the Company extended the life of options related to the contracts.  The new fair value of the extended options of $217,263 is included in general and administrative expenses for the nine months ended September 30, 2006 and was determined utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $0.97, expected life of 1 year, 122.68% volatility and a risk free interest rate of 4.84%.

During the nine months ended September 30, 2006, the Company issued 640,000 options to purchase common stock to consultants and recorded general and administrative expense of $358,576 and prepaid expense of $49,405 for awards valued at the estimated fair value of $407,981, utilizing the Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.62 to $1.09, expected life of 1 to 5 years, volatility ranging from 85% to 112%, and a risk-free interest rate of 4.31% to 5.11%.

In July 2005, the Company entered into a consulting agreement. The consulting agreement provides for the issuance of up to 800,000 options to purchase common stock at exercise prices ranging from $.70 to $2.50 per share. 100,000 of these options vested immediately. The Company has recorded general and administrative expense of $47,289 during 2005, which represented the fair value determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.70, expected life of 5 years, 82% volatility, and a risk-free interest rate of 4%. The issuance of the remaining options is contingent upon the consultant’s completion of various project milestones. In December 2005, the Company determined that it was probable that the consultant would complete certain project milestones and earn 120,000 of the available contingent options. The estimated fair value of these options of $117,177 was originally determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $1.30, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.35%. During 2005, $83,144 was recorded in general and administrative expense and a prepaid balance of $34,033 was recognized related to these options. As the option was contingent upon certain performance occurring, at the point in time that management determines that the contingency is satisfied, the option is valued and accounted for under variable plan accounting. On the date that the contingency is probable the options value is measured and on the date the contingency is met, the fair value of the options will be revalued, with any adjustment being recorded as expense. At September 30, 2006, the Company re-measured the options with the estimated fair value determined to be $64,422, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.78, expected life of 5 years, 97% volatility, and a risk free interest rate of 4.82%. During the nine months ended September 30, 2006, general and administrative expense was reduced by $31,150 resulting in a prepaid balance of $19,968 related to these options.  In September 2006, the Company determined an additional 10,000 contingent options were probable based on the completion of certain milestones.  The estimated fair value of these options at the measurement date was $5,293, as determined by the Black-Scholes option pricing model with the following assumptions: stock price $0.78, expected life of 5 years, 112.2% volatility, and a risk-free interest rate of 4.59%. The remaining issuances of options to this consultant are contingent upon the completion of various project milestones.

Under a promotion agreement previously entered into July 2005 that provided for the issuance of 2,000,000 warrants to purchase common stock at exercise prices ranging from $.70 to $1.25, and recorded $401,955 in general and administrative expense during 2005 for 850,000 warrants that vested immediately, the Company granted an additional 200,000 warrants to purchase common stock at an exercise price of $0.70 per share in conjunction with reaching a project milestone as specified in the promotion agreement. The estimated fair value of on measurement date related to these warrants of $129,672 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.87, expected life of 4 years, 96% volatility, and a risk-free interest rate of 4.85%.  During the nine months ended September 30, 2006, the Company expensed $129,672 related to these options as general and administrative expense.  The remaining 950,000 warrants as per the promotion agreement are contingent upon the consultant’s completion of various project milestones.

In July 2006, the Company agreed to issue a consultant 150,000 options with an exercise price of $0.40. The fair value at measurement date was determined to be $75,080 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.62, expected life of 5 years, 97% volatility, and risk-free interest rate of 5.11%.  At September 30, 2006, $37,450 related to these options was included in prepaid expenses, and $37,450 was recorded in general and administrative expenses.

Effective in August 2006, the Company amended an employment agreement to reduce the minimum funding requirement for the employment agreement to become effective (See Note 7 — Commitments and Contingencies).  Under the terms of this agreement, the Company issued 500,000 options with an exercise price of $0.35 which vested immediately.  The fair value at measurement date was determined to be $402,656 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.90, expected life of 5 years, 114% volatility, 0% expected dividend yield and risk-free interest rate of 4.77%.  The expected life was determined by reviewing historical option exercises and exercise restrictions for this level employee, in connection with the contractual term. During the nine months ended September 30, 2006, the Company recorded $402,656 in general and administrative expense related to these options

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2005	1,450,000	$0.78	2,775,000	$0.58
Granted	5,497,331	1.10	2,020,000	0.44
Exercised	(25,000)	(0.70)	—	—
Expired	(25,000)	(0.70)	(400,000)	(0.53)

Outstanding September 30, 2006	6,897,331	$1.03	4,395,000	$0.52

Exercisable September 30, 2006	6,897,331	$1.03	4,150,000	$0.50

Weighted average fair value of options and warrants granted September 30, 2006		$0.78		$0.63

The following table summarizes information for options at September 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.40	2,000,000	2.9	$0.24	2,000,000	$0.24
$0.50 - $0.60	970,000	1.3	0.55	970,000	0.55
$0.70 - $1.10	1,245,000	3.9	0.75	1,020,000	0.75
$1.50	100,000	4.0	1.50	100,000	1.50
$2.00	50,000	0.3	2.00	50,000	2.00
$2.50	30,000	4.3	2.50	10,000	2.50
	4,395,000	2.8	$0.52	4,150,000	$0.50

The following table summarizes information for warrants outstanding and exercisable at September 30, 2006:

Range of Exercise Prices	Number Outstanding And Exercisable	Weighted Average Contractual Life	Weighted Average Exercise Price
$0.35 - $0.80	1,550,000	3.33	$0.66
$1.00	2,875,817	5.30	1.00
$1.25	2,396,514	5.30	1.25
$3.00	75,000	1.25	3.00
	6,897,331	4.82	$1.03

During the quarter ended September 30, 2006, the Company sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes in a private placement offering to third party accredited investors. The Subscribers have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the Notes, together with interest and fees due thereon, into shares of the Company’s common stock until the August 21, 2008 maturity date of the Notes.  Subscribers were also granted one Class A and one Class B common stock purchase warrant for each two shares that are issuable upon conversion of the debentures. The Notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants.  Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

Employee Stock Option Plan

Effective July 1, 2006, the Company adopted a stock option plan, subject to stockholder approval, which the Company refers to as the Plan, and which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 together with the grant of bonus stock and stock appreciation rights at the discretion of the Company’s Board of Directors. Incentive stock options are issuable only to the Company’s eligible officers, directors and key employees. Non-statutory stock options are issuable only to the Company’s non-employee directors and consultants.

The Plan is administered by the Company’s full Board of Directors, inclusive of the Compensation Committee. Currently, the Company has 2,500,000 shares of common stock reserved for issuance under the Plan. Under the Plan, the Board determines which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of common stock that may be purchased under the rights and the option price.

With respect to stock options, the per share exercise price of the common stock may not be less than the fair market value of the common stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of the Company’s stock is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. The option price for non-statutory options is established by the Board and may not be less than 100% of the fair market value of the common stock subject to the option on the date of grant.

No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with us from the date of grant to the date of exercise, unless extended under the Plan grant. Options under the Plan must be granted within 10 years from the effective date of the Plan and the exercise date of an option cannot be later than 10 years from the date of grant. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding. Options issued under the plan vest ratably over a three year period.

In September 2006, the Company issued 100,000 options under the employee stock option plan.  These options are contingent upon certain performance milestones.  As of September 30, 2006, the issuance of these contingent options was not deemed probable and as such these options have not been accounted for in the Company’s financial statements.

Note 7 – Commitment and Contingencies

In June 2005, the Company executed a five year employment contract with Mr. Gallagher providing for his employment as Chairman and Chief Executive Officer contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by the Company’s $3,300,000 private placement completed in August 2006.  Mr. Gallagher’s employment contract provides for an annual salary of $225,000, $280,000, $335,000 and $400,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, a $1,200 per month car allowance and participation in any other benefits that the Company may offer.  The employment contract contains non disclosure and non competition clauses.  The Company may terminate Mr. Gallagher’s employment during the term of his contract, with or without cause; however, termination without cause or for good reason, as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary, including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.

In June 2005, the Company executed a five year employment contract with Mr. Williamson providing for his employment as President, contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by the Company’s $3,300,000 private placement completed in August 2006.  Mr. Williamson’s employment contract provides for an annual salary of $200,000, $240,000, $260,000 and $320,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, 500,000 stock options with an exercise price of $.35 (see Note 6 Stockholder’s Equity), a $1,200 per month car allowance and participation in any fringe benefits that the Company may offer.  The employment contract contains non disclosure and non competition clauses. The Company may terminate Mr. Williamson’s employment during the term of his contact, with or without cause; however, termination without cause or for good reason as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the reminder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.

The Company has committed to pay a finder’s fee of 10% of the proceeds of all PIPE warrants exercised. This fee will range from $0 - $540,000. As none of the PIPE warrants have been exercised, the Company has not recorded a liability for such fees.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 7, 2006.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance. which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing. For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Overview

We contract for the production of, market and distribute Sweet Success all-natural healthy beverages under the brand names Fuel For Health™ or Advanced Nutrition. Our initial product line, launched mid-2005, consisted of two varieties of all-natural nutritious beverages, Bavarian Chocolate Supreme and Creamy Vanilla Supreme, which are dairy-based and fortified with vitamins and minerals and enhanced with a proprietary blend of Aktivated Barley™, Ground Flax and Omega-3 Fatty Acids. The next product, introduced and shipped in early 2006 was a nutritional energy beverage, branded as Power Blend.  Power Blend is fortified with a proprietary blend of Maca, Ginseng and Guarana.  We recently completed a production run of Chocolate Immunity Infusion, the first hypoallergenic, non-dairy, non-soy, high-protein beverage with immunity boosting supplements. The product is packaged in our standard 11-ounce serving size and in a new attractive kid friendly 8-ounce package size, marketed as ChocKoala. Our plans for the fourth quarter of 2006 include the extension of the Sweet Success Fuel For Health™ or Advanced Nutrition branded shelf-stable functional health beverages with the addition of two additional new products. These beverages will continue our commitment to market all-natural, good-tasting, functional healthy products.  The first commercial production run of our juice-based algae superfoods nutrition drink, Ultra Greens took place on November 3, 2006. Additionally, we expect a fourth quarter of 2006 production and launch for GlucaSafe, our first drink formulated with all natural ingredients to provide a low glycemic pomegranate flavored white and green tea beverage with no artificial sweeteners which is targeted toward the diabetic market.  This will bring our products to seven and we will now concentrate on commercializing those seven.

We recently announced the shipment of Power Blend to approximately 2,500 GNC stores where it is expected to be available for the holiday season.  Additionally, we sell three products through approximately 500 other retail and chain stores throughout the U.S.  Stores stocked include Price Chopper, Reasor’s, Piggly Wiggly, Country Mart, Wiseway’s, Homeland, Ramey’s and various convenience stores. Our business plan contemplates increased consumer sales through expansion of our points of sale to include club stores, nutrition centers, health food outlets and other retail and distribution establishments nationally.

We currently generate negligible sales, income or cash flows.   Cash used in operating activities is for normal working capital requirements. We intend to continue to develop and market shelf stable nutritious beverage products. Our products are produced by third party manufacturers of all natural beverage products.

We believe that one of the keys to success in the nutritional beverage industry is continued advertising and promotion to drive consumer awareness, trial and repeat purchases of our products. A primary component of our costs will be redeveloping brand awareness through marketing and advertising expenditures to support our line of products; including costs for sponsorship fees, advertising and special product sampling and promotional events.  Retailers may receive rebates and promotional pricing incentives which we may pay to gain preferable shelf location for our products. Consumers may receive coupons, discounts and promotional incentives. We will also use in-store promotions and in-store placement of point-of-sale materials and endorsements from selected public figures.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this filing. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

Revenue Recognition

Our products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt by our customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. In the case of sales of new products with right of return, for which we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. As of September 30, 2006, we had no consigned inventory balance and no deferred revenue balance related to contingent sales, and a sales returns allowance of $6,804.

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

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of September 30, 2006, write-offs of accounts receivable have been negligible.

Inventory

We hold finished goods and raw materials inventories, which are manufactured and procured based on our sales forecasts. We value inventory on a first-in, first-out basis at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date and raw materials that may not be used in production. At September 30, 2006, an inventory allowance was recorded of $17,300.

Convertible Debt Financing and Derivative Liabilities

 On August 21, 2006, we sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes”)  due August 21, 2008 in a private placement offering, commonly referred to as a PIPE offering,  to accredited investors (the “Subscribers”). In accordance with Statement of Financial Accounting Standards  No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection and anti-dilution protection (collectively the “Debt Features”) contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments.

Additionally, we issued warrants in connection with the transaction (the “PIPE warrants”) which are also treated as derivative financial instruments. The Notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants (note 6).  Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

At each balance sheet date, we will adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. The estimated fair value of the Debt Features was determined using the probability weighted averaged expected cash flows, Lattice Model or the Black-Scholes model.  These models use several assumptions including: stock price volatility (utilizing a two year period), risk-free interest rate, remaining maturity, and the closing price of our common stock to determine estimated fair value of the derivative liability.  The estimated value of the PIPE warrants and non-employee options and warrants was determined using the Black-Scholes model.  This model also uses several assumptions including:  stock price volatility (utilizing the relevant time period), relevant risk-free interest rate, remaining maturity, exercise price and the closing price of our common stock to determine estimated fair value of the derivative liability.

The determination of fair value includes significant estimates by management including volatility of our common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction among other items.  The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on reported financial condition and results of operations.

Deferred Income Taxes

At September 30, 2006 we had net operating loss carry forwards for federal income tax purposes of approximately $5.0 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2006, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price. Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under that transition method, no restatement is necessary to compensation cost recognized in prior periods.

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. During the nine months ended September 30, 2006, the Company granted 500,000 employee options which vested immediately, and 100,000 employee stock options which are contingent on performance milestones.

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

The recent convertible debt transaction resulted in the treatment of non-employee options and warrants as liabilities which must be fair valued as of each reporting date.

Results of Operations

Results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net Sales. For the nine months ended September 30, 2005, net sales of $4,100 were recorded. For the nine months ended September 30, 2006 net sales amounted to $95,665.

Cost of Goods Sold.  For the nine months ended September 30, 2006 cost of goods sold was $154,172, an increase of approximately $105,000 over the $48,732 recorded for the nine months ended September 30, 2005.  Until such time as we have established markets for economic quantities of our products we will continue to experience higher costs per unit and such costs will not necessarily correlate directly to revenue.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Loss. As cost of sales exceeded net sales, there was a gross loss of $58,507 for the nine months ended September 30, 2006 compared to a gross loss of $44,632 for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,370,847 for the nine months ended September 30, 2006, an increase of approximately $732,000 or 28%, from general and administrative expenses of $2,638,564 for the nine months ended September 30, 2005. Selling, general and administrative expenses increased due to an increase in expenses such as an increase of  approximately $523,000 in professional fees for legal, accounting, marketing  and public relations, an increase of approximately $160,000 for payroll expense related an increase in the number of compensated employees from two as of September 30, 2005 to six as of September 30, 2006, and research and development costs of approximately $125,000, exclusive of stock based compensation, offset by a decrease in non-cash compensation recorded of approximately $133,000 attributed to the issuance of stock, stock options and stock warrants.

Loss from Operations. Loss from operations was $3,429,354 for the nine months ended September 30, 2006 compared to a loss of $2,683,196 for the nine months ended September 30, 2005. The approximately $746,000 increase in loss from operations was primarily attributable to the increased operating expenses described above.

Interest Income. Interest income was $7,962 for the nine months ended September 30, 2006, as compared to $561 for the nine months ended September 30, 2005.  The increase is a result of the investment of the proceeds from the convertible debt transaction into an interest bearing account.

Interest Expense. Interest expense was $51,648 for the nine months ended September 30, 2006, an increase of approximately $51,000, from interest expense of $969 recorded for the nine months ended September 30, 2005. The increase in interest expense is primarily attributable to the issuance of convertible debt during the nine months ended September 30, 2006.

Loss on Extinguishment of Notes Payable. A $545,557 loss was recorded for the nine months ended September 30, 2006 on the extinguishment of $520,000 notes payable for 1,040,000 shares of the our common stock and 520,000 options to purchase our common stock for a combined fair value of $1,079,567 and waived accrued interest of $14,010.

Derivative financial instruments expense.  The proceeds from the convertible debt financing transaction were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The excess of the total fair value over the amount of the Notes was recorded as Derivative financial instruments expense of $3,599,190 for the nine months ended September 30, 2006.

Amortization of Debt Discount.  The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes.  The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes.  As such, the Notes were recorded at zero, a significant discount from their face amount.  This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the nine months ended September 30, 2006 we accreted $142,866 of debt discount.

Amortization of Debt Issuance Costs. In connection with the convertible debt financing transaction, we incurred cash issuance costs of $449,738 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $825,045 to be amortized over the two year contractual term of the notes using the effective interest method.  Amortization expense for the nine months ended September 30, 2006 was $34,377.

Change in Estimated Fair Value of Derivative Instruments.  As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments.  For the nine months ended September 30, 2006, we recorded $1,455,410 of income as a result of the changes in estimated fair value displayed below:

	PIPE warrants derivative liability	Debt features derivative liability	Non-employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of August 21, 2006	$4,170,570	$3,103,927	$3,666,802	$10,941,299
Non-employee option grants after funding	—	—	34,057	34,057
Change in estimated fair value of derivatives	(825,679)	93,663	(723,394)	(1,455,410)
Derivative financial instruments at estimated fair value as of September 30, 2006	$3,344,891	$3,197,590	$2,977,465	$9,519,946

Net Loss. Net loss was $6,339,620 for the nine months ended September 30, 2006 compared to a loss of $2,683,604 for the nine months ended September 30, 2005. The approximately $3.7 million increase in net loss was primarily attributable to the higher operating expenses discussed above, the loss on extinguishment of notes payable and the net impact of the convertible debt financing transaction discussed above.

Results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net Sales. For the three months ended September 30, 2006 and 2005, net sales were $14,712 and $4,100, respectively.

Cost of Goods Sold.  For the three months ended September 30, 2006 cost of goods sold was $54,007, an increase of approximately $5,000 over the $48,732 recorded for the three months ended September 30, 2005.  Until such time as we have established markets for economic quantities of our products we will continue to experience higher costs per unit and such costs will not necessarily correlate directly to revenue.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Loss. As cost of sales exceeded net sales, there was a gross loss of $39,295 for the three months ended September 30, 2006 compared to a gross loss of $44,632 for the three months ended September 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,215,991 for the three months ended September 30, 2006, a decrease of approximately $977,000 from general and administrative expenses of $2,193,145 for the three months ended September 30, 2005. Selling, general and administrative expenses decreased due to an decrease in expenses such as non-cash compensation recorded of approximately $1,079,000 attributed to the issuance of stock, stock options and stock warrants, offset by an increase of approximately $91,000 for payroll expense related an increase in the number of compensated employees from two as of September 30, 2005 to six as of September 30, 2006 and research and development costs of $43,000, exclusive of stock based compensation.

Loss from Operations. Loss from operations was $1,255,286 for the three months ended September 30, 2006 compared to a loss of $2,237,777 for the three months ended September 30, 2005. The approximately $982,000 decrease in loss from operations was primarily attributable to the decreased operating expenses described above.

Interest Income. Interest income was $7,962 for the three months ended September 30, 2006, as compared to $561 for the three months ended September 30, 2005.  The increase is a result of the investment of the proceeds from the convertible debt transaction into an interest bearing account.

Interest Expense. Interest expense was $31,705 for the three months ended September 30, 2006.  There was no interest expense for third quarter 2005.  The increase in interest expense is primarily attributable to the issuance of convertible debt in late August 2006 and the increase in notes payable during the three months ended September 30, 2006.

Derivitive financial instruments expense.  The proceeds from the convertible debt financing transaction were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The excess of the total fair value over the amount of the Notes was recorded as Derivitive financial instruments expense of $3,599,190 for the three months ended September 30, 2006.

Amortization of Debt Discount.  The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes.  The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes.  As such, the Notes were recorded at zero, a significant discount from their face amount.  This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the three months ended September 30, 2006 we accreted $142,866 of debt discount.

Amortization of Debt Issuance Costs. In connection with the convertible debt financing transaction, we incurred cash issuance costs of $449,738 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $825,045 to be amortized over the two year contractual term of the notes using the effective interest method.  Amortization expense for the three months ended September 30, 2006 was $34,377.

Change in Estimated Fair Value of Derivative Instruments.  As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments.  For the three months ended September 30, 2006, we recorded $1,455,410 of income as a result of the changes in estimated fair value displayed in the discussion above.

Net Loss. Net loss was $3,600,052 for the three months ended September 30, 2006 compared to a loss of $2,237,216 for the three months ended September 30, 2005. The increase in net loss of approximately $1,363,000 was primarily attributable to the net impact of the convertible debt financing transaction discussed above offset by the net impact of the lower operating expenses discussed above.

Liquidity and Capital Resources

We are a start-up, development stage company and have generated or realized negligible revenue from our business operations. Our operations to date have generated significant operating losses that have been primarily funded through the issuance of common stock or debt instruments.  Our negative cash flows from operations and our accumulated deficit from inception to September 30, 2006 were approximately $2.2 million and $12.6 million, respectively.

On August 21, 2006, we sold for cash in a private placement offering an aggregate of $3.3 million of secured Convertible Promissory Notes due August 21, 2008 to accredited investors. The Notes bear interest at a rate of 8% annually. The Subscribers have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the Notes, together with interest and fees due thereon, into shares of our common stock until the August 21, 2008 maturity date of the Notes.  The conversion price of the debentures will be the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion. Subscribers were also granted one Class A and one Class B common stock purchase warrant for each two shares that are issuable upon conversion of the debentures. The conversion price as of August 21, 2006 of $.6885 per share was used for purposes of issuing the PIPE warrants.

The Notes and PIPE warrants have anti-dilution rights reducing the conversion and exercise price for certain issuances of our equity securities at an effective price below the applicable conversion or exercise price. We have agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to allow for the registration of the common stock issuable upon conversion of the debentures and exercise of the warrants. We filed the registration statement within the stated time frame.  The Notes are secured by substantially all of the our assets and in addition to the anti-dilution protection and registration rights also contain an interest rate adjustment provision, liquidated damages clause, buy-in protection and redemption option.  Funds from the sale of the debentures will be used primarily for marketing, inventory development, payment of debt and working capital.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection and anti-dilution protection contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments.

Additionally, we issued warrants in connection with the transaction which are also treated as derivative liabilities and the transaction resulted in the treatment of non-employee options and warrants as liabilities which must be fair valued as of each reporting date.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. The estimated fair value of the Debt Features was determined using the probability weighted averaged expected cash flows, Lattice Model or the Black-Scholes model.  These models use several assumptions including: stock price volatility (utilizing a two year period), risk-free interest rate, remaining maturity, and the closing price of our common stock to determine estimated fair value of the derivative liability.  The estimated value of the PIPE warrants and non-employee options and warrants was determined using the Black-Scholes model.  This model also uses several assumptions including:  stock price volatility (utilizing the relevant time period), relevant risk-free interest rate, remaining maturity, exercise price and the closing price of our common stock to determine estimated fair value of the derivative liability.

The determination of fair value includes significant estimates by management including volatility of our common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction among other items.  The fluctuation in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on our reported financial condition and results of operations in the future but will not provide or use cash.

The PIPE warrants are exercisable on a cashless basis if the shares of common stock underlying the PIPE warrants are not then registered pursuant to an effective registration statement.  In the event the Subscribers were to exercise the PIPE warrants on a cashless basis, we would not receive any proceeds and may recognize additional expense.  If an effective registration statement is in place, the warrants would be exercised through a cash purchase which could result in a maximum of $5,871,160 of potential proceeds in exchange for the issuance of 5,272,031 shares of common stock.  The warrants have a five year term from effective date of the required registration statement.

Based on our business plan and as the products mature and we experience repeat use by retail customers, we anticipate relying less on financing activities to operate our business. With the funding received through the private placement in August 2006, management expects that given requirements for currently planned product development and production efforts and its current level of overhead, it can continue to operate with currently available funds for a maximum of six months from September 30, 2006, although no assurance may be given that it will be able to do so and the extent of its expenditures on product development and product production and ability to market products produced may significantly impact that time frame.

As such we continue to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising cash sufficient to fund our long-range business operating plan. We have no commitments from any investor for such financing. Management also intends to pursue conventional financing sources to support projected accounts receivable and inventory balance growth.  The agreements associated with the convertible debt financing transaction limit our ability to raise additional capital or obtain additional debt funding.

We recently completed a production run of Chocolate Immunity Infusion, the first hypoallergenic, non-dairy, non-soy, high-protein beverage with immunity boosting supplements. The product is packaged in our standard 11-ounce serving size and in a new attractive kid friendly 8-ounce package size, marketed as ChocKoala. Our plans for the fourth quarter of 2006 include the extension of the Sweet Success Fuel For Health™ or Advanced Nutrition branded shelf-stable functional health beverages with the addition of two additional new products. These beverages will continue our commitment to market all-natural, good-tasting, functional healthy products.  The first commercial production run of our juice-based algae superfoods nutrition drink, Ultra Greens took place November 3, 2006. Additionally, we expect a fourth quarter of 2006 production and launch for GlucaSafe, our first drink formulated with all natural ingredients to provide a low glycemic pomegranate flavored white and green tea beverage with no artificial sweeteners which is targeted for the diabetic market.  This expands our product family to seven:  Fuel for Health™ (Bavarian Chocolate and Creamy Vanilla), Power Blend, Chocolate Immunity, ChocKoala, Ultra Greens and GlucaSafe.  For the immediate future, we will concentrate on commercializing those seven.

Costs associated with the introduction of Ultra Greens and GlucaSafe are expected to aggregate approximately $750,000 of additional cash outlay for ingredients, packaging and production.

Although we have demonstrated the concepts and manufactured and introduced certain product lines on a trial basis to prepare for commercialization on a national basis, we have only recently begun the marketing of our products. Development and testing of new products and flavors may have a material impact on our results of operations. If the results of the extended product lines test are successful, we may pay retailers rebates and promotional pricing incentives to gain preferable shelf location for our products and additional working capital may be needed to increase production quantities to meet future orders and to support increased inventory and accounts receivable. Such funds may not be available at that time, requiring us to seek additional debt or equity financings, of which there can be no assurance.

We have committed to pay royalties to a former director who helped develop the first two product formulations of Fuel For Health™ (Bavarian Chocolate and Creamy Vanilla) and who assisted us in developing four new formulations for Fuel For Health™.  We will pay a 1% royalty on the net sales proceeds on the first one million cases of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, not to exceed $1,000,000 in total for all formulated products.  As of September 30, 2006, we have shipped 667 cases for which we have received proceeds and thus owe a nominal royalty. Other agreements entered into by us may require us to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. At September 30, 2006, royalties accrued for under the terms of agreements meeting the stipulated requirements were nominal.

Our financial statements contained within have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2006, we reported a net loss of approximately $6.3 million and have an accumulated deficit as of September 30, 2006 of approximately $12.6 million. We had negative working capital of approximately $8.0 million as of September 30, 2006 and $1.7 million cash on hand as of the same date. The Report of Independent Registered Public Accounting Firm on our financial statements as of and for the years ended December 31, 2005 and 2004 includes a “going concern” explanatory paragraph which means that the auditors expressed substantial doubt about our ability to continue as a going concern.

Mr. Gallagher, our Chairman and Chief Executive Officer, has made advances to us to help fund operations. On December 9, 2005, we entered into a note agreement with Mr. Gallagher whereby all advances bore interest at 8% per annum.  Principal and interest were due September 20, 2006. but were paid in full on August 22, 2006. We made net repayments of $62,941 during the nine months ended September 30, 2006.  Subsequent to the August repayment, the advances are used on a current item basis and no longer are interest bearing. The balance of the accounts receivable-officer was $2,384 as of November 8, 2006 after the settlement of expenses incurred on behalf of the Company subsequent to September 30, 2006.

We have made and received various advances to and from a company owned by Mr. Gallagher. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances bore interest at 8% per annum. Principal and interest were due September 20, 2006, but were substantially reduced on August 22, 2006. The balances due to the affiliate were $818 and $86,230 at September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, we made net repayments of $85,412 to the affiliate.

During November 2005, Kick a Rock Productions, Inc., made advances to us totaling $60,000 to help fund operations.  During the nine months ended September 30, 2006, additional advances totaling $420,000 were made to help fund operations. The advances were evidenced by a promissory note whereby the outstanding principal and earned interest was due and payable on November 2, 2006, bearing interest at 7% per annum.  In September 2006, the outstanding note agreements totaling $480,000 of principal indebtedness were assigned and transferred to an escrow agent who subsequently extinguished said notes for 960,000 shares of our common stock and 480,000 of our options. The remainder of indebtedness comprised of accrued interest up until the date of conversion, as per the original note terms, was waived and we recorded a loss on the extinguishment of the notes.

During November 2005, NextLevel.com made an advance to us in the amount of $40,000 to help fund operations. The advance was evidenced by a promissory note whereby the outstanding principal and earned interest was be fully due and payable on November 2, 2006 bearing interest at 7% per annum. In September 2006, the outstanding note agreement totaling $40,000 of principal indebtedness was assigned and transferred to an escrow agent who subsequently extinguished said notes for 80,000 shares of our common stock and 40,000 of our options. The remainder of indebtedness comprising of accrued interest up until the date of conversion, as per the original note terms, was waived and we recorded a loss on the extinguishment of the note.

In April 2006, we entered into a note agreement with a director, to fund operations, totaling $25,000. The note agreement bears interest at 8% per annum. Principal and interest are due November 30, 2006.

Net Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2006 was $1,535,078 compared to $416,090 during the nine months ended September 30, 2005. The increase in cash used by operating activities of $1.1 million was primarily attributable to the increase in operating expenses discussed above and an increase in inventories and prepaid assets which was offset by an increase in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities was $(10,520) and $64,420 for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, investing activities consisted of the purchase of computers and retail display equipment.  For the nine months ended September 30, 2005, investing activities consisted of $64,420 in collections on loans to affiliates.

Net cash provided by financing activities was $3,264,409 and $346,358, for the nine months ended September 30, 2006 and 2005, respectively. For nine months ending September 30, 2006, financing activities consisted primarily of proceeds of $3,300,000 from the private placement of convertible debt, $25,000 proceeds on a note payable from a director, $117,500 of proceeds received on the sale of common stock and exercise of warrants and $420,000 proceeds on notes payable, offset by $449,738 of debt issuance costs and $148,353 in net repayments to an officer and an affiliate. For the nine months ended September 30, 2005, financing activities primarily consisted of $290,000 of proceeds received upon the sale of common stock and $84,080 proceeds from advances from an officer and an affiliate, offset by $27,722 in payments on a note payable.

From January 1, 2003 to September 30, 2006, our net cash flows used in operations were approximately $2.2 million.  We had negligible cash flows from investing activities for that period.  Our cash flows from financing for the cumulative period were approximately $4.0 million of which approximately $3.4 million and $.6 million were obtained from debt financing and equity sources, respectively.

Seasonality

Management does not currently believe that the demand for our products will reflect seasonal consumption patterns. However, our operating results are dependent upon the performance of our independent distributors, as well as competition in the industry and general economic conditions.

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

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of September 30, 2006, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our independent auditors have noted in a letter to management outlining material weaknesses in our internal controls regarding financial reporting and have offered suggestions regarding our internal controls and operations. According to the letter, we currently did not have a sufficient amount or type of staff in the financial, accounting and external reporting areas. In an effort to remediate these deficiencies, we engaged an external accounting and finance consulting firm to assist us in meeting our financial, accounting and external reporting needs.  We also recently hired a Certified Public Accountant as our Controller and are evaluating hiring a Chief Financial Officer. We also recently formed an Audit Committee of the Board of Directors as well as a Compensation Committee to enhance our corporate governance.  We are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. However, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

Item 1A.  Risk Factors

In addition to the risk factors previously disclosed in Form 10-KSB, we have identified the following risk factors.

Because we provide free products to customers and offer customers the right to return our products, our margins may be lower, we may be required to use our funds to repurchase product from our customers and we are unable to recognize revenue from the sale of the products until purchased by the consumer.

Our products are sold to distributors and retailers under terms consistent with practices in our industry, which include the right to return products to us as well as providing free products for product demonstrations, promotional efforts, or other incentives.  Customers may return products which they are unable to sell or choose to no longer market and promote.  Our products are marketed in aseptic Tetra-Pak Prisma containers and are “shelf stable” for nine to twelve months, depending on the product.  Accordingly, we could experience the return of products close to expiration date which we would have to sell again at significantly lower prices or record a loss if unsaleable.

Moreover, our revenue recognition policies defer recognition of revenue for these consigned or contingent sales.  Revenue is recognized upon receipt by our customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. In the case of sales of new products with right of return, for which we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns.  Thus sales in accordance with prevalent industry practices may not result in the recognition of revenue until a future period.

Where revenue has been recognized, we provide for sales returns and allowances based on our historical experience and industry experience.  This allowance may not be adequate to absorb future returns as we expand our distribution and expand the variety of our products and marketing programs should some unforeseen trend or circumstance arise.

Because we are currently producing relatively small initial production runs, our cost per unit may exceed our selling price.

Our current production runs are for 500 to 8,500 cases which results in higher spoilage of packaging materials because the start-up and finish materials spoilage is spread over fewer cases.  We also have experienced spoilage of raw materials because we were not able to order only the quantities needed for our production.  The production costs at a contracted facility are on a stair step basis, i.e., we could produce significantly higher quantities during the period we have access to the production lines, but we do not currently have the ability to market and sell higher quantities.  Until such time as we have established markets for economic quantities of our products we will continue to experience higher costs.

Management is currently evaluating production costs to determine potential efficiencies given current run sizes, but the long-term solution must include the expansion of our market.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•      A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•      All compensation received by the broker-dealer in connection with the transaction;

•      Current quotation prices and other relevant market data; and

•      Monthly account statements reflecting the fair market value of the securities

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During June 2006, we agreed to issue 150,000 shares of our common stock to a consultant, CEOcast, Inc., in exchange for business advisory services to be rendered. The fair value of the shares was determined to be $133,500. As of the date of this filing, the shares have yet to be issued.

During June 2006, we agreed to issue 100,000 shares of our common stock to Cape MacKinnon in exchange for consulting services rendered. The fair value of the shares was determined to be $78,000. As of the date of this filing, the shares have yet to be issued.

In June 2006, third party note holders assigned and transferred all outstanding note agreements totaling $520,000 of principal indebtedness to an escrow agent, Jeff Morehouse, who subsequently extinguished said notes for 1,040,000 shares of our common stock and 520,000 options to purchase our common stock.

In June 2006, we issued 25,000 shares of our common stock to Alicia Kriese for marketing consulting services rendered.  The fair value of these shares was determined to be $21,250.

In June 2006, we agreed to issue 35,000 shares of our common stock to Alicia Kriese for marketing consulting services rendered.  The fair value of these shares was determined to be $28,000.  These shares were issued in July 2006.

In June 2006, we agreed to issue 50,000 shares of our common stock to Brian Flach for consulting services rendered.  The fair value of these shares was determined to be $38,500.  These shares were issued in July 2006.

In July 2006, we issued 100,000 shares of our common stock to Michael Goldberg for business advisory services to be rendered.  The fair value of these shares was determined to be $62,000.

In August 2006, we issued 25,000 shares of common stock to Sam Freeman in exchange of an equal number of stock purchase warrants at the exercise price of $.70 per share

On August 21, 2006, we sold for cash in a private placement offering an aggregate of $3.3 million of secured Convertible Promissory Notes due August 21, 2008 to accredited investors. The Notes bear interest at a rate of 8% annually. The Subscribers have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the Notes, together with interest and fees due thereon, into shares of our common stock until the August 21, 2008 maturity date of the Notes.  The conversion price of the debentures will be the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion. Subscribers were also granted one Class A and one Class B common stock purchase warrant for each two shares that are issuable upon conversion of the debentures. The conversion price as of August 21, 2006 of $.6885 per share was used for purposes of issuing the PIPE warrants.

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

Date: November 14, 2006