Form 10QSB/A
period 2006-03-31
Sweet Success Enterprises, Inc
filed 2006-11-17
CIK 1338067

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

31.2	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: May 12, 2006