Form 10KSB
period 2006-12-31
Sweet Success Enterprises, Inc
filed 2007-02-14
CIK 1338067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒                                   Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006 or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form  10-KSB.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐       No  ☒

Issuer’s revenues for its most recent fiscal year: $104,804.

As of February 8, 2007, there were 15,302,545 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates totaling 12,657,527 shares was approximately $8,227,393, based on the last sales price of such stock as of that date of $.65.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of February 8, 2007 was 15,302,545 shares.

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

The Company’s shares of common stock currently trade on the Bulletin Board of the National Quotation Bureau under the symbol “SWTS.” On February 8, 2007, the closing price of the common stock was $..65 per share.

In their report dated February 6, 2007, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern. Accordingly, unless the Company raises additional working capital or revenue grows to support the Company’s business plan, it may be unable to continue in business. At December 31, 2006, the Company had an accumulated deficit of $13,272,555.

Acquisition of the Sweet Success Brand

In 1993, as a part of its existing product line, Nestlé USA developed a line of products under the “Sweet Success” brand name. The Sweet Success product line consisted of ready-to-drink beverages, snack bars, and powder mixes and was marketed as a weight loss and healthcare management product.

In August 2000, Nestlé sold Sweet Success to Nutri/System, Inc., a company that had intended to market Sweet Success as one of its Web based on-line products. However, in December 2000, due to funding problems associated with the decline of investor interest in internet companies, Nutri/System was unable to launch Sweet Success. Accordingly, in the second quarter of 2001, Nutri/System discontinued sales of Sweet Success products.

In October 2002, we entered into an agreement to purchase the Sweet Success brand from Nutri/System for a purchase price of $200,000. The purchase of the Sweet Success brand was completed December 2002. We also granted a royalty to Nutri/System equal to 1% of net sales generated in the 19th through 36th month following the product’s introduction and issued to Nutri/System common stock purchase warrants to purchase up to 200,000 shares of our common stock at $5.00 per share exercisable until December 2005. These warrants expired unexercised. The acquisition included all rights to the “Sweet Success” brand name, formulas for all products, trademarks, service marks, copyrights, research and records.

Products

In July 2005, the Company reformulated and reintroduced the Sweet Success product line initially through two food retailers in Las Vegas, Nevada and 21 retailers in Texas. The reformulated product offered in these retail stores is the Company’s new Sweet Success “Fuel For Health™”, formerly branded as “Complete Fuel,” premium priced ready-to-drink beverage. The Company believes that the Fuel For Health formula is responsive to contemporary consumers’ interest in nutritional and healthful products that can serve simply as a good tasting drink or as a food supplement.  Our product family has grown to seven all-natural healthy beverages with an overall target audience of 4 - 64 year olds:

•                  Vita-TeinTM Super Shakes — A protein-based beverage available in Chocolate Super Shake and a Vanilla Super Shake, Vita-Tein is fortified with vitamins and minerals and enhanced with a proprietary blend of Aktivated Barley™, Guarana, and Ground Flax with Omega-3 Fatty Acids.

•                  Power BlendTM Juice — A non-carbonated 100% juice energy drink that is fortified with Maca Root, Guarana, D-Ribose and Ginseng.

•                  Chocolate Immunity InfusionTM — A hypoallergenic non-dairy, non-soy protein based product. It is enhanced with Aktivated Barley™ (rich in beta-glucan), Astragalus and Vitamin C.

•                  ChocKoalaTM Immunity Jr. — A non-dairy, non-soy protein based product with an 8 ounce package geared towards children. It is enhanced with Aktivated Barley™ (rich in beta-glucan), Astragalus and Vitamin C.

•                  Ultra GreensTM — A juice beverage that combines Barley Greens with the phytonutrients Spirulina and Chlorella.

•                  GlucaSafeTM — Enhanced with Cinnulin PF®, GlucaSafe is a functional health beverage with green and white tea and pomegranate extract that is targeted towards the diabetic market.

Fuel For Health has been introduced at a recommended retail price of approximately $1.99 for each 11 ounce serving.  The products are marketed in 11 ounce and 8 ounce Tetra Prisma® containers, packaged in cases of 24 units (6 four-packs). The products are “shelf stable” for up to one year using a process in which the product and its contents are sterilized by heating to over 250°F.  To date, production has been limited to approximately 31,000 cases of Fuel For Health, produced at a cost of approximately $530,000.

The Company expended approximately $251,000 and $189,000 on research and development during the years ended December 31, 2006 and 2005, respectively.

Competition

We currently compete primarily with other nationally distributed producers of healthy nutritional beverage products as well as regional and local producers. The largest national competitors include Odwalla, with 30+ products (juices, Vitamin Monster blends, Superfoods, Smoothies, Super Protein and Pomagrand blends), Naked Juice, with 25+ drinks in 6 families (Antioxidants, Just Juice, Energy, Protein, Superfood and Well Being) and Bolthouse Farms (Juices, lemonades, smoothies and protein drinks). Other competitors include Kashi, Jones Soda and Hansen’s Natural, all of which offer premium nutritional beverages.

The principal competitive factors in the nutritional beverage category include:

•                                          Taste

•                                          Shelf - stability

•                                          Nutritional value

•                                          Non - Carbonation

•                                          Appetite satisfaction

•                                          Brand recognition

•                                          Availability and convenience of obtaining the products

•                                          Price

We offer Fuel For Health at prices similar to other premium nutritional beverages. Nevertheless, most of our competitors have substantially greater name recognition and financial, marketing and personnel resources. Additionally, the products of these competitors are more readily available for purchase on-line, in retail stores and through direct sales.

Marketing

We gear our marketing efforts towards providing consumers with an easy, delicious and convenient way to get their daily dose of vitamins and nutrition.  Our overall target audience is adults 25 - 64.  Children ages 4 - 11 are the primary target for our Chockoala Immunity Jr. product.  In addition to the overall brand target, each product has a targeted niche, depending upon the specific product.

We seek to market our Fuel For Health brand as an advanced and healthy nutritional beverage product. Initially the Company is focused on consumer trial. This involves selling cold single servings in stores with the intent of selling multi-packs to future repeat consumers. In support of this strategy, we seek to utilize several merchandising techniques to gain retailers, including providing beverage coolers in high volume stores and obtaining space in retailers’ cold beverage sections. We plan to invest in programs for in-store shoppers to sample Fuel For Health and in retail display programs.

We intend to develop brand awareness through marketing and advertising to support our line of Fuel for Heath; including paying sponsorship fees, advertising and special product sampling and promotional events. Retailers may receive rebates, promotional pricing incentives and slotting fees, which we may pay to gain preferable shelf location for our products. Consumers may receive coupons, discounts and promotional incentives. We will also use in-store promotions and in-store placement of point-of-sale materials and endorsements from selected public figures with an emphasis on “grass roots” sports and celebrity figures.

The online advertising supported by Sweet Success will be updated in design and functionality in 2007. Sweetsuccess.com and online advertising will begin to take shape by including keyword search, banner ads, affiliate programs, meta tagging, web optimization and in targeted direct email campaigns. The company plans to provide a wealth of information and customer support for easy ordering of Fuel For Health products in addition to point-of-sale materials such as posters, stickers, post cards, hats, pins, and T-shirts. The Company believes through point of sale we can create and increase consumer awareness of our products and brand.

Strategic relationships such as endorsements from major research institutions are currently being pursued. We also expect to use a variety of programs and media to drive consumer awareness of Fuel For Health.  These will include strategically placed television, radio and print media advertising along with participation and sampling at key community events, activities and trade shows. Community events will be focused in areas where we will encourage consumers to purchase Fuel For Health at participating retailers. A ChocKoala mascot will be added to many key community events for greater appeal to kids and mothers.  The Company will focus on billboards advertising in strategic areas to get the attention of retailer buyers and consumers alike.

Our marketing goals are directed toward building customer loyalty, encouraging repeat purchases, increasing average order size and producing recurring revenue. In order to maximize this marketing effort, we must:

•                  Generate interest and awareness of Fuel For Health to encourage customers to purchase the product at retail stores.

•                  Continuously improve our online and offline sales efforts.

•                  Build customer trust in healthy, nutritious beverages by providing product information to facilitate informed purchases.

•                  Continuously add new distributors.

•                  Ensure quick and efficient distribution.

•                  Build strategic relationships.

With the increasing amount of blogs, internet research and online purchasing, consumers have the upper hand and are voicing it with other consumers across the world.  Because of this, developing a brand personality that consumers can connect with and believe in becomes paramount to the overall success of any brand.

Production and Sales

Our products were previously produced by California Natural Products.  Universal Food & Beverage (“Universal”) purchased CNP’s plant in Georgia in late February 2006. Currently, we are using this plant for our 330mL products.  We are also using Kerry Group of Canada for our 250mL product.  We may use other facilities to manufacture our products and have no long-term contractual commitment to a single facility or manufacturing group.  Following production and storage, products are shipped by the producer, or by third-party fulfillment companies, directly to food brokers and retailers.

We are currently building a network of independent distributors, brokers, national retail accounts and web sellers that we anticipate to include 15,000 to 20,000 points of distribution.  Our business plan contemplates increased consumer sales through expansion of our points of sale to include grocery, mass merchandisers, drug, specialty vitamin, warehouse clubs, natural/organic grocers, corner stores, online only retail and private label.

In October 2006 we announced the shipment of Power Blend to approximately 2,500 GNC stores nationally making it available for the holiday season. Additionally, we beta tested three products through approximately 500 stores in the Midwest and Southern Florida. Our Midwestern stores include Price Chopper, Reasor’s, Piggly Wiggly, Country Mart, Wiseway’s, Homeland, Ramey’s and various convenience stores. In Southern Florida our product is sold at corner and drug stores through Southern Wine and Spirits. As a result of the beta tests, we changed our ingredients and packaging to meet consumer needs and buying habits. During January and February 2007, we announced the addition of Amazon.com, Tree of Life, a wholly owned subsidiary of Royal Wessanen NV based in The Netherlands, and Kehe Food Distributors to our growing list of distributors.   These distributors will carry the full line of our Fuel for Health beverages.

Total aggregate product shipped since inception through December 31, 2006 was approximately 6,700 cases, for which $109,289 in revenue was recorded.  Under certain contracts, our return provisions stipulate the buyer’s right to return product purchased until such time that all product is resold plus a period of 12 months. Contingent sales are recognized as deferred revenue until such time as the return privilege has expired or as the product is sold through to the end user, whichever occurs first.

We currently generate negligible sales, income or cash flows. Cash used in operating activities is for normal working capital requirements. We intend to continue to develop and market shelf stable nutritious beverage products.

Distribution

Many opportunities exist at retail for placement of the product family as well as individual SKUs within departmental sub-sections.  Each channel is unique, and offers opportunities.  As such, the following retail channels are reviewed for opportunities: grocery, mass merchandisers, drug, specialty, warehouse clubs, natural/organic grocers and others.

The optimum retail placement scenario is prioritized as follows:

1.  Product family placement (7 SKUs) displayed together in refrigerated coolers.

2.  Product family placement (7 SKUs) displayed together on the shelf.

3.  Individual product placement on shelf in various locations throughout the store.

Ideally, the entire brand family will gain shelf space and promotional support together at retail, however, Sweet Success will leverage any opportunity to place products in various sections at retail to reach the specific consumer niche that the individual products benefit.

The typical purchasing structure within the grocery industry consists of multiple buyers in multiple departments within the store.  The opportunity lies in the ability to place the Sweet Success family of products in multiple areas throughout the store. While the primary competitors are restricted to refrigerated coolers in either the produce or dairy/juice sections in grocery stores, Sweet Success’ shelf stability lends itself for promotion literally anywhere in the store.

Additionally, many grocers now offer a segment of their total floor space to healthy living segments of the store.  This is evidenced in the creation of Healthy Living departments at large regional grocers.  These stores-within-a-store offer an excellent location for placement of the Sweet Success family of products together.

Depending upon the specific retailer, mass merchants offer opportunities for both the brand family as well as specific products.  The benefits of gaining acceptance and listings with the mass merchants include:

•                  National distribution.

•                  Product exposure to greater number of consumers at one time.

•                  Better opportunity for greater SKU listings.

With their massive size and departmental organization, mass merchants often offer consumers one-stop shopping, including grocery and pharmacy.  As a result, many opportunities exist for the placement of individual SKUs in many of the same areas as grocery, but on a much grander scale (i.e. higher sales and revenue volume).

Another clear opportunity exists for targeted product placement in the retail drug channel. The leading national chains have dedicated space for nutritional products, including specific aisles for Children’s Health, Adult Care, and Vitamins.

Warehouse clubs offer a win-win solution for both manufacturers/marketers and consumers alike.  Based on the premise of obtaining volume discounts, a portion of the savings are passed on to the consumer (offering lower prices than standard retail channels), while the manufacturer/marketer can obtain high sales and revenue goals with fewer distribution headaches. Rarely will a warehouse club carry more than 1-2 SKUs of a particular brand, providing opportunities for specific product placement within select departments of the club environment.  For example, within the health care/pharmacy sections there are opportunities for Power Blend, GlucaSafe, and Vita-Tein.  The warehouse channel also provides an excellent opportunity for introducing larger sizes or bulk packaging of multi-packs.

Natural/organic grocers are heavily stocking the natural juices and products of the three main competitors, but opportunities exist in the middle of the store, especially in the sports drinks, sports nutrition and juice aisles.  Currently consumers have few alternatives to choose from, other than the juices found in the produce or dairy sections.  Depending upon the individual requirements for product introductions into these stores, it is worth investigating given the lack of shelf stable all-natural nutritional beverages currently in this channel.

In addition to the above opportunities, there are a multitude of alternative retail channels that may be suitable for the Sweet Success line.  These opportunities include, but are not limited to the following:

•                  Corner  stores.

•                  Health clubs.

•                  Specialty boutique retail.

•                  Online only retail.

In addition to branded retail, opportunities clearly exist in the arena of private labeling.   All retail channels have introduced their own brands to consumers with the underlying benefits of greater profit margins for the retailer and manufacturer, coupled with lower costs to the consumer.   The benefits of private labeling are numerous including the following:

•                  Gain easier acceptance into specific channels by offering both the Sweet Success family along with the ability to develop a private label (especially attractive in grocery and drug).

•                  Gain production efficiencies with the production of private label products alongside the Sweet Success brand family, allowing for lower unit costs and increased profit per unit.

In addition to the retail channel, there is an enormous opportunity in the public and government sectors that are currently unmet.  This includes but is not limited to the following:

•                  Military installations, exchanges, field operations.

•                  Healthcare/hospital networks.

•                  Educational structure (pre-school to higher education).

•                  Correctional facilities.

Government Regulation

The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by several federal agencies, but primarily the Food and Drug Administration (the “FDA”) and the Federal Trade Commission (the “FTC”). We must comply with the standards, labeling (including nutritional information) and packaging requirements imposed by the FDA and FTC for the marketing and sale of medical foods, food supplements, vitamins and nutritional products. Many FDA and FTC remedies and processes, including imposing civil penalties and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate law. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation.

Compliance with FDA and FTC requirements and other regulations is costly and time consuming. Moreover, violations of regulations or requirements could result in our products being removed from the market.

Intellectual Property

We rely on a combination of common law trademark rights, U.S. federal registration rights and trade secret laws to protect our brand name and our product formulations. Nevertheless, our formulations are not patented and may be duplicated by competitors. We protect our product formulations by confidentiality agreements with our employees and contract manufacturers. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets or those of its contract manufacturers will not otherwise become known or discovered independently by competitors. If we were to lose ownership of our product formulations, it could have a material adverse effect on our competitive position.

Employees

As of December 31, 2006 we had eleven employees.

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

If we continue to experience limited operations and revenue and ongoing losses, we may be required to limit or terminate our operations.

We have had limited operations since inception and have incurred losses of $3,853,952 and $6,989,655 for the years ended December 31, 2005 and 2006, respectively, on a negligible amount of revenue. Continued limited operations and revenue and ongoing losses may cause us to limit or terminate our operations.

We received a going concern qualification from our auditors and have an accumulated deficit at December 31, 2006 of $13,272,555, thereby threatening our ability to continue our operations.

In their report dated February 6, 2007, our auditors indicated there was substantial doubt about our ability to continue as a going concern. Accordingly, unless we continue to raise working capital or revenue grows to support our business plan, we may be unable to continue in business.

We will require additional capital, which, if unavailable, may require us to limit our operations.

We will need additional capital to fund our operations and to develop additional nutritional or functional beverages and marketing. We cannot guarantee that we will have access to these funds in the future, or that such funds will be available on acceptable terms and conditions. If we are unable to raise additional funds, we may be required to limit our operations.

We may be deemed to be in breach of the subscription agreements related to our convertible debt.  Should we not be able to successfully assert our defenses, all debt would be current and payable on demand, the 120% redemption premium could be demanded and/or we might be required to pay a significant amount of liquidated damages.

The agreements associated with the convertible debt provide for liquidated damages on the occurrence of several events, including not meeting the requirement to have an effective registration statement for 150% of the shares issuable upon conversion and 100% of the warrant shares within 150 days of the closing of the private placement.  The liquidated damages are calculated as two percent of the aggregate principal balance of the unconverted Notes and the purchase price of shares issued upon conversion of Notes and exercise of the PIPE warrants for every 30 days or part thereof that the requirements are not met.

We originally sought to register, on behalf of the selling stockholders, 10,000,000 shares of our common stock underlying promissory notes and 5,272,331 shares underlying warrants, all of which were issuable to our selling stockholders in accordance with their private placement subscription agreements. At the verbal request of certain of our selling stockholders, we are reducing the number of shares sought to be registered to 4,500,000 shares underlying the promissory notes and have not sought to register any of the 5,272,331 shares underlying the warrants.  A number of the selling stockholders, however, have not agreed to allow us to register less than all of the shares required by the subscription agreements. Accordingly, we may be deemed to be in breach of the subscription agreements as a result of registering, without all of the selling stockholders’ consent, less than the total number of shares required to be registered under the subscription agreements. We can also give no assurance that we will not in the future seek to register the remaining shares required to be registered under the subscription agreements: when, or if, the registration statement filed in January 2007 is declared effective by the Commission.

As of December 31, 2006, no liquidated damages have been incurred by the Company. However, as of January 18, 2007, the 150 day deadline was not met.  We believe we have defenses against a claim for liquidated damages and that it is not in the best interest of the investor group to demand immediate repayment. However, the ultimate outcome of this situation is unknown and could exhaust our liquid resources if it is not resolved or additional financing is not received.

We have produced only a small quantity of our various nutritional beverages and are dependent upon these products and on the development of new products for our revenue. Without consumer acceptance of existing products and the development of new products, our revenue will be extremely limited.

As of December 31, 2006, we had only produced approximately 31,000 cases of our various nutritional beverages. If these beverages are not well received by consumers, our revenue will be extremely limited. Future revenue will also be dependent upon our ability to introduce new products. The success of new products depends on a number of factors, including our ability to develop products that appeal to consumers and that are competitively priced. There can be no assurance that our efforts to develop new products will be successful, that consumers will accept new products or that our competitors will not introduce products that achieve greater market acceptance than our products.

We are dependent on a limited number of independent distributors, which could affect our ability to efficiently distribute and market our products and expand our business into other geographic markets in order to grow our revenue.

Our ability to establish a market for our products in any geographic distribution area is dependent on our ability to raise funds and to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Our limited numbers of distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products represent a small portion of their business. Should our distributors become distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking retail shelves with our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include:

•                                  The level of demand for our products in a particular distribution area.

•                                  Our ability to price our products at levels competitive with those products offered by others.

•                                  Our ability to deliver products in the quantity and at the time ordered by distributors.

We may not be able to meet all or any of these requirements in any of our areas of distribution. Our inability to achieve any of these requirements in a geographic distribution area will limit our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market and grow our revenue.

We do not have long-term agreements with our distributors and may incur significant time and expense in attracting and maintaining key distributors. Without these distributors, our revenue will be extremely limited.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments with distributors. In addition, there are no minimum levels of performance under these distribution arrangements and any of those arrangements may be terminated at will. We may not be able to maintain current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more geographic distribution areas in order to profitably exploit our geographic markets.

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

We face intense competition from the large number of ready-to-drink nutritional beverages, which could lower our product prices and reduce our profitability.

Although we compete with a variety of competitors in the health food and meal replacement industry, we compete primarily with other producers of ready-to-drink nutritional beverages. The category is relatively fragmented, consisting of private label brands and other competitors, including Odwalla, Naked Juice, Bolthouse Farms, Kashi, Jones Soda and Hansen’s, which offer a variety of nutritional and healthful beverages. These products also include Odwalla Superfoods, Red Bull, Green Machine and Ensure along with private labels offered by most of the major retail food stores. In a broader sense, we also compete with traditional meal replacement products such as Slim Fast, as well as retail chains such as Jenny Craig and Weight Watchers (both of which offer their own liquid nutritional beverages), along with medically supervised programs, on-line diet oriented Web sites and other self administered products and programs. Current and new competitors may be able to quickly introduce products at relatively low cost. These competitors may operate in a variety of distribution channels, including on-line commerce, retail stores, catalog operations or direct selling. Such competition could cause us to reduce our product prices, which in turn could reduce our revenue and therefore our profitability.

Because we provide free products to customers and offer customers the right to return our products, our margins may be lower, we may be required to use our funds to repurchase product from our customers and we are unable to recognize revenue from the sale of the products until purchased by the consumer.

Our products are sold to distributors and retailers under terms consistent with practices in our industry, which include the right to return products to us as well as providing free products for product demonstrations, promotional efforts or other incentives. Customers may return products which they are unable to sell or choose to no longer market and promote. Our products are marketed in aseptic Tetra Prisma containers and are “shelf stable” for up to one year. Accordingly, we could experience the return of products close to expiration date which we would have to sell again at significantly lower prices or record a loss if unsaleable.

Moreover, our revenue recognition policies defer recognition of revenue for these consigned or contingent sales. Revenue is recognized upon receipt by our customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. In the case of sales of new products with right of return, for which we cannot reliably estimate expected returns of new products, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. Thus sales in accordance with prevalent industry practices may not result in the recognition of revenue until a future period.

Where revenue has been recognized, we provide for sales returns and allowances based on our historical experience and industry experience. This allowance may not be adequate to absorb future returns as we expand our distribution and expand the variety of our products and marketing programs should some unforeseen trend or circumstance arise.

We are subject to product liability claims, which could require us to expend funds to defend or pay claims against us.

We face an inherent risk of exposure to product liability claims if the use of our proposed products results in illness or injury. If we do not have adequate insurance or contractual indemnification from our manufacturers, product liability claims could require us to expend funds to defend such claims or to pay claims against us. Manufacturers and distributors of all natural and functional beverages are often named as defendants in product liability lawsuits. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of any insurance coverage that we may acquire would add additional costs to our business and divert the attention of our senior management from the operation of our business.

Our products may contain innovative ingredients or combinations of ingredients. There may be little long-term experience with human consumption of these ingredients or combinations in concentrated form. In addition, interactions of these products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. Although we may perform research and tests in connection with the formulation and production of our products, there are no conclusive clinical studies regarding our products.

We are subject to risks associated with adverse publicity, which could reduce consumer acceptance of our products and therefore reduce our product prices and revenue.

We are highly dependent upon consumer perception of the safety, quality and possible dietary benefits of our products. As a result, substantial negative publicity concerning all natural and functional beverages similar to our products could lead to a loss of consumer confidence in our products, removal of our products from retail shelves and reduced revenue and product prices for our products.

We may be unable to protect our intellectual property, thereby reducing our revenue and our ability to compete.

We rely on a combination of common law trademark rights, U.S. federal registration rights and trade secret laws to protect our product formulations. Nevertheless, these formulations are not patented and may be duplicated by competitors. We protect our product formulations by confidentiality agreements with our employees and contract manufacturers. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or those of our contract manufacturers will not otherwise become known or discovered independently by competitors. If we were to lose ownership of our product formulations, our revenue and ability to compete would be substantially reduced.

Raw materials used in our products may be subject to delays, limited availability and uncertain costs, thereby reducing our product production and revenue.

As with most food products, the availability and cost of raw materials, especially our product packaging and ingredients, can be affected by a number of factors beyond our control, such as general economic conditions affecting growing decisions, weather conditions such as frosts, drought, and floods, plant diseases, pests, and other acts of nature. Because we do not control the production of raw materials, we are subject to delays caused by interruption in production of materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, crop conditions, transportation interruptions, or other catastrophic events. There can be no assurance that our current or future manufacturers will be able to obtain alternative sources of raw materials at favorable prices, or at all, if they experience supply shortages. The lack of availability of raw materials could reduce our product production and therefore our revenue.

Our products are subject to government regulation. Violations of such regulations could prohibit us from selling our products.

The processing, formulation, packaging, labeling and advertising of our products are subject to regulation by several federal agencies, but primarily by the Food and Drug Administration and the Federal Trade Commission who strictly regulate companies that these agencies believe may be making health claims. We must comply with the standards and  labeling (including nutritional information) and packaging requirements imposed by the FDA and FTC for the marketing and sale of medical foods, food supplements, vitamins and nutritional products. Many FDA and FTC remedies and processes, including imposing civil penalties and commencing criminal prosecution, are available under federal statutes and regulations if product claims violate law. The FDA could, in certain circumstances, require the reformulation of certain products to meet new standards, require the recall or discontinuance of sales of certain products not capable of reformulation or require additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation.

If we violate regulations associated with our advertising, we could limit our future advertising efforts and therefore our revenue.

Advertising of our products is subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc. (“NAD”) administers a self-regulatory program by the advertising industry to insure truth and accuracy in national advertising. NAD monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Any violations of FTC or NAD regulations, or future changes to our advertising resulting from compliance with an adverse NAD determination or FTC action or fines or penalties assessed in connection therewith, could limit our advertising and therefore our potential revenue.

Consumers may not accept our products, thereby reducing our revenue.

Our revenue depends on attracting and maintaining purchasers of all natural and functional beverage products through cost-efficient marketing and research. These markets are extremely competitive, with a multitude of products available to consumers, including nutrition drinks, prescription and over-the-counter drugs and herbal supplements. We may not be able to attract consumers away from more traditional all natural and functional beverage products. Factors that could prevent or delay consumer acceptance of our product, and consequently affect our ability to generate revenue, include:

•                                  Pricing that does not meet consumer expectations when compared to the pricing of other nutritional beverage products.

•                                  Lack of consumer awareness of our products.

•                                  Customer concerns about the healthfulness of our products.

•                                  Release of scientific information that highlights all natural and functional beverage products superior to our products.

We are dependent upon third-party manufacturers, the loss of whom may limit our ability to deliver our products.

We do not own or operate any manufacturing facilities and therefore are dependent on third parties for the manufacture of our products. If our current manufacturers are unable or unwilling to produce and ship our products in a timely manner or to produce sufficient product quantities to support our growth, we would have to identify and qualify new manufacturers. There can be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers would allocate sufficient capacity to us in order to meet our requirements, which could adversely affect our ability to make timely deliveries of our products. In addition, there can be no assurance that the capacity of our manufacturers will be sufficient to fulfill our orders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

We are not currently subject to the internal control requirements as defined by Section 404 of the Sarbanes-Oxley Act of 2002. If we become subject to Section 404 and fail to develop reliable financial reports or prevent financial fraud, our ability to obtain subsequent financing as well as our stock price would be reduced. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Our current independent auditors outlined significant deficiencies in our internal controls regarding financial reporting. Areas for improvement in our accounting and financial reporting functions relate to adopting formal accounting policies and procedures, review and approval for recording journal entry transactions, segregation of duties to prevent check signers from performing accounting functions and filing federal and state tax returns by due dates.

During 2006, we engaged an external accounting and finance consulting firm to assist us in meeting our financial, accounting and external reporting needs. We also recently hired a Certified Public Accountant as our Controller and are evaluating hiring a Chief Financial Officer. We also recently formed an Audit Committee of the Board of Directors as well as a Compensation Committee to enhance our corporate governance. We are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•                        A standardized risk disclosure document identifying the risks inherent in investment in penny stocks.

•                        All compensation received by the broker-dealer in connection with the transaction.

•                        Current quotation prices and other relevant market data.

•                        Monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value of our company.

Members of our Board of Directors and our executive officers, together with their affiliates, currently own a significant portion of the outstanding common stock. These stockholders, as a practical matter, may be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 3,000 square feet of office space at the North Frost Center located at 1250 NE Loop 410, Suite 630, San Antonio, Texas 78209, for approximately $4,500 per month from North Frost Center under a three year agreement.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during 2006.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Information

Our common stock has been quoted on the NASD’s Bulletin Board under the trading symbol “SWTS” since June 14, 2006 and was previously quoted on the Pink Sheets from December 2002 to June 13, 2006. The high and low closing prices of our common stock since January 1, 2005 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2006
First quarter	$1.38	$.74
Second quarter	$1.11	$.61
Third quarter	$1.00	$.62
Fourth quarter	$.83	$.52

2005
First quarter	$.36	$.18
Second quarter	$.70	$.15
Third quarter	$2.60	$.53
Fourth quarter	$1.53	$.60

Holders

As of February 8, 2007, we had approximately 1,600 stockholders of record of our common stock and 3 stockholders of record of our preferred stock.

Dividends

The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In the last three years, the Company has issued the following shares of its unregistered securities:

(i)                                     In February 2005, we issued 500,000 shares of our common stock to W. H. Benjamin Gallagher for acting as our Brand Manager, 300,000 shares to Micheraie Cruz Canales for providing administrative and investor relations services and 200,000 shares to Keith Darling for providing web hosting and website development services, all valued at $.32 per share.

(ii)                                  In June 2005 we sold 1,000,000 shares of our common stock to Kick a Rock Productions, Inc. for $.265 per share.

(iii)                               Between June 2003 and August 2004, we issued the following shares upon exercise of warrants at $.01 per share:

Date	Name	Shares
4/04	CLX	372,000
5/04	Surfco	47,000
6/04	Surfco	120,000
8/04	Various	280,000

(iv)                              In July 2005 we issued 100,000 shares of our preferred stock to William J. Gallagher, 30,000 shares to W. H. Benjamin Gallagher, William J. Gallagher’s son, for services as a Brand Manager and 10,000 shares to Micheraie Cruz Canales, an employee, for administrative and investor relations services, all valued at $3.20 per share. Each share of preferred stock is convertible into ten shares of common stock. The preferred stock does not carry a dividend and is non-voting.

(v)                                 In July 2005 we issued 150,000 shares to Jon Barron, who was then one of our directors, for his assistance with the initial two formulas of Sweet Success Fuel For Health, which were valued at $.25 per share. Also, in July 2005 we issued options to purchase up to 400,000 shares of our common stock to Mr. Barron, exercisable at $.70 per share, of which 100,000 options vested immediately, and 40,000 shares at $2.50 per share in exchange for assisting us in developing each new product formulation, with a potential to receive options to purchase up to 400,000 shares. In December 2005, we determined that the achievement of milestones related to 120,000 of these options was probable and no longer considered contingent. Mr. Barron was also to receive a 1% royalty on the net sales proceeds on the first one million cases of any new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla (recently enhanced and relabeled as Vita-Tein products), not to exceed $1,000,000 in total for all formulated products.  As of September 30, 2006, we had shipped approximately 668 cases of Power Blend for which we have received proceeds and thus owed a nominal royalty.  On December 15, 2006, we entered into an agreement with Mr. Barron whereby we will pay $60,000 prior to March 31, 2007 in exchange for all rights to five product formulations and will have no future royalty or option obligations to him.  Thus, the options previously considered vested will not be available to Mr. Barron for exercise, no royalties will be paid to him and we will have all rights to our current product formulas.

(vi)                              Between January 2005 and the date of this filing, we issued stock options and warrants to purchase up to an aggregate of 7,205,000 shares of our common stock to the following group of consultants at exercise prices set forth below, and for services described and valued below:

Name of Consultant	Number of Stock Options and Warrants Issued	(1) Contingent Stock Options and Warrants	Exercise Price	(2) Value of Consideration	Type of Consideration
Mark Burnett Productions	1,250,000	200,000	$0.70	$531,627	Television Promotion
Mark Burnett Productions	750,000	750,000	$1.25	—	Television Promotion
Sam Freeman	650,000	300,000	$0.50	471,129	Introduction to key account relationships
Sam Freeman	200,000	200,000	$1.07	—	Introduction to key account relationships
Jennifer Horsfall	600,000	—	$0.17	328,677	Assistance with Public Relations
Alicia Smith Kriese	80,000	—	$1.50	49,711	Acting Marketing Director
Alicia Smith Kriese	100,000	—	$0.84	64,367	Acting Marketing Director
John Milgrim	100,000	—	$0.22	952	Company and public communications
John Milgrim	100,000	—	$0.50	—	Company and public communications
John Milgrim	100,000	—	$0.80	—	Company and public communications
Jeff Morehouse	100,000	—	$0.80	—	Introduction to key relationships
Nest Ventures LLC	250,000	—	$0.35	15,720	Development of corporate policies
James Haworth	600,000	—	$0.70	401,572	Product marketing
W. Curtis Hargis	25,000	—	$0.70	34,188	Strategic Partner Introductions
W. Curtis Hargis	400,000		$0.50	275,234	Strategic Partner Introductions
Chandrasekhar Mallangi	20,000	—	$1.10	15,028	Research and development
Chandrasekhar Mallangi	60,000	—	$1.30	33,964	Research and development
Chandrasekhar Mallangi	20,000	—	$1.50	13,876	Research and development
KBK Ventures	250,000	—	$0.80	110,939	Investor and Public Relations
KBK Ventures	250,000	166,667	$1.30	29,792	Investor and Public Relations
Michael Goldberg	150,000	—	$0.40	75,080	Financial services
Thomas Colbourn	50,000	—	$0.90	30,106	Consulting services
Gstore Marketing, LLC	500,000	—	$1.30	125,687	Strategic Partner Introductions
3-CD Consulting	500,000	—	$1.30	125,687	Strategic Partner Introductions
Stock Enterprises	100,000	—	$1.30	35,562	Investor and Public Relations
Total Outstanding Stock Options and Warrants	7,205,000	1,616,667

(1)  Represents stock options and warrants which are contingent upon the completion of certain performance milestones.  Performance milestones not completed by the date of this filing have been included as contingent stock options and warrants.

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

(vii)                           The following business consultants were issued shares of our common stock on the dates indicated and for the consideration stated below:

Date	Name	Shares	Value Per Share	Type of Consulting Services
05/03/05	3-CD Consulting	500,000	$.17	Introductions to public relations firms, investment relations firms and brokers
05/12/05	Gordon Hill	15,000	$.49	Business development
05/12/05	John Blackington	15,000	$.49	Business development
05/12/05	Stern Consulting	150,000	$.21	Assistance with public relations
05/26/05	Elizabeth Bessary White	137,500	$.25	Marketing public relations agent
05/26/05	Ann Quinten White	112,500	$.25	Marketing public relations agent
06/9/05	Jeffrey Pittsburg	120,000	$.30	Arrange meetings between Company and certain nutritional beverage companies
06/16/05	CEO Cast	300,000	$.37	Investor relations and public relations
06/27/05	Thomas Puccio	400,000	$.35	Develop product awareness in Miami Beach area, including launch parties and events
06/27/05	Frederick Nader	50,000	$.70	Introductions to vendors and investors
07/21/05	Jeremy Shockey	500,000	$.59	Celebrity spokesperson
08/8/05	Stock Enterprises	150,000	$.39	Investor relations and public relations
08/16/05	Coastal Resource Mgt.	50,000	$.56	Available to staff, management executives and directors regarding Company policies, concerns and problems
09/16/05	Richard Monsour	20,000	$.37	Arrange meetings with Company and certain grocery chains
09/27/05	Michael Goldberg	250,000	$.59	Review, analyze and update Company’s formal and informal business and financial plans
5/3/06	CEO Cast	125,000	$.90	Investor relations and public relations
6/6/06	Alicia Smith Kriese	25,000	$.85	Marketing and advertising agent
7/21/06	Alicia Smith Kriese	35,000	$.80	Marketing and advertising agent
7/12/06	Brian Flach	50,000	$.77	Introductions to vendors and investors
7/14/06	Michael Goldberg	100,000	$.62	Review, analyze and update Company’s formal and informal business and financial plans
12/5/06	Toby Management	12,500	$.60	Convertible debt derivative accounting
12/5/06	Arthur De Joya	12,500	$.60	Convertible debt derivative accounting

(viii)                        In November 2005, we entered into an employment agreement with Tom Colbourn, which included the issuance of stock options to purchase 50,000 shares of common stock at an exercise price of $.90.  Effective with Tom Colbourn’s resignation from us on September 15, 2006, no options were earned under this employment agreement.

(ix)                                In June 2005, we issued 250,000 stock options, for director services to Glenn Williamson, to purchase common stock at an exercise price of $.35. These options were valued at $410,000.

(x)                                   During June 2006, we agreed to issue 150,000 shares of common stock to CEOcast Inc., in exchange for investor and public relations services to be rendered. The fair value of the shares was determined to be $133,500 is included in general and administrative expenses for year ended December 31, 2006.  These shares were issued in November 2006.

(xi)                                During June 2006, we agreed to issue 100,000 shares of common stock to Cape MacKinnon in exchange for consulting services to be rendered. The fair value of the shares was determined to be $78,000 and included in general and administrative expenses for the year ended December 31, 2006. As of the date of this filing, the shares have yet to be issued.

(xii)                             In June 2006, we completed a private placement offering with an investor, Robert Straus, for the sale of 200,000 shares of common stock for a total of $100,000.  In February 2007, Mr. Straus was appointed to our Board of Directors.

(xiii)                          In June 2006, third party note holders assigned and transferred all outstanding note agreements totaling $520,000 of principal indebtedness to an escrow agent, Jeff Morehouse, who subsequently extinguished said notes for 1,040,000 shares of the Company’s common stock and 520,000 options to purchase common stock of the Company.

(xiv)                         In August 2006, Mr. Williamson’s employment contract became effective.  The contract provides for 500,000 stock options with an exercise price of $.35.

(xv)                            In August, 2006, we issued 25,000 shares of common stock to Sam Freeman in exchange of an equal number of stock purchase warrants at the exercise price of $.70 per share.

(xvi)                         In August 2006, we issued $3,300,000 face amount of convertible promissory notes and 5,272,331 warrants to a group of accredited investors whose names appear below, pursuant to Regulation D, Rule 506, under the Act.  A portion of the securities underlying the notes are currently being registered with our SB-2 filed January 2, 2007 as noted in the column “Number of Shares Offered for Sale upon Conversion of Promissory Notes”.  The table sets forth the number of shares of our common stock held by each selling stockholder assuming full conversion of promissory notes at $.6885 per share and exercise of warrants at $1.00 and $1.25 per share.

	Total Number of Shares Beneficially Owned	Percentage of Outstanding Shares	Number of Shares Offered for Sale upon Conversion of Promissory Notes	Percentage of Outstanding Shares Beneficially Owned Following the Offering
ALPHA CAPITAL ANSTALT, Konrad Ackermann, Director	871,460	5.39%	409,091	2.86%
ANC GROUP, INC., Alex Cherepakhov, President	290,488	1.86%	136,364	*
BURSTEINE AND LINDSAY SEC. CORP., Mosi Krauss, President	145,244	0.94%	68,182	*
CENTURION MICROCAP, L.P., Abraham Schwartz, General Partner	435,728	2.77%	204,545	1.47%
DOUBLE U MASTER FUND, LP, Jonno Elliott, Director	1,452,432	8.67%	681,818	4.60%
FIRST MIRAGE, INC., David Rapapport, Director	435,728	2.77%	204,545	1.47%
GENERATION CAPITAL ASSOCIATE, David Rapapport, Director	290,488	1.86%	136,364	*
HARBORVIEW MASTER FUND LP, Richard Rosenblum and David Stefansky, Managers (1)	580,972	3.66%	272,727	1.94%
HASENFELD-STEIN, INC. PENSION TRUST, Nachum Stein, President	145,244	0.94%	68,182	*
HSI PARTNERSHIP, Nachum Stein, President	290,488	1.86%	136,364	*
MARVIN MERMELSTEIN, Marvin Mermelstein	290,488	1.86%	136,364	*
MONARCH CAPITAL FUND LTD., Jonno Elliott, Director	726,216	4.53%	340,909	2.40%
NACHUM STEIN, Nachum Stein	145,244	0.94%	68,182	*
NITE CAPITAL L.P., Keith Goodman, Manager of the General Partner	580,972	3.66%	272,727	1.94%
PROFESSIONAL OFFSHORE OPPORTUNITY FUND LTD., Howard Berger, President	580,972	3.66%	272,727	1.94%
PROFESSIONAL TRADERS FUND LLC, Howard Berger, President	290,488	1.86%	136,364	*
PURITAN LLC, Sol Gross, President	726,216	4.53%	340,909	2.40%
QESEF HOLDINGS LLC, Baruch Klein, President	435,728	2.77%	204,545	1.47%
RUTGERS CASUALTY INSURANCE COMPANY, Nachum Stein, Director	145,244	0.94%	68,182	*
THE HART ORGANIZATION CORP., David Rapapport, Director	145,244	0.94%	68,182	*
TRUK INTERNATIONAL FUND, LP, Michael E. Fein, Director	52,288	0.34%	24,546	*
TRUK OPPORTUNITY FUND, LLC, Michael E. Fein, Director	528,684	3.34%	248,181	1.77%

TOTALS	9,586,056	38.52%	4,500,000	20.44%

* Less than one percent

(1)          Harborview Master Fund LP is a master-feeder fund structure whose general partner is Harborview Advisors LLC. Richard Rosenblum and David Stefansky are the managers of Harborview Advisors LLC and have ultimate responsibility for trading with respect to Harborview Master Fund LP. Messrs. Rosenblum and Stefansky disclaim beneficial ownership of the shares being registered hereunder.

(xvii)                      In February 2007, we issued 100,000 stock options, for director services to Robert D. Straus, to purchase common stock at an exercise price of $.61.  These options were issued under our Employee Stock Option Plan and vest over two years at a rate of 1/3 at seven months, 1/3 at fourteen months, and the remainder at two years from grant date.

All of the securities set forth above, except as otherwise indicated below, were issued by us pursuant to Section 4(2) of the Securities Act of 1933 as amended. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of our management, had access to all information related to us, were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.

The shares set forth in sections (ii) and (iii) above were issued pursuant to the provisions of Rule 504 of Regulation D promulgated under the Securities Act.

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Notice Regarding Forward Looking Statements” above.

Overview

In July 2005, the Company reformulated and reintroduced the Sweet Success product line initially through two food retailers in Las Vegas, Nevada and 21 retailers in Texas. The reformulated product offered in these retail stores is the Company’s new Sweet Success “Fuel For Health™”, formerly branded as “Complete Fuel,” premium priced ready-to-drink beverage. The Company believes that the Fuel For Health formula is responsive to contemporary consumers’ interest in nutritional and healthful products that can serve simply as a good tasting drink or as a food supplement.  Our product family has grown to seven all-natural healthy beverages with an overall target audience of 4 - 64 year olds:

•                  Vita-Tein Super Shakes — A protein-based beverage available in Chocolate Super Shake and a Vanilla Super Shake, Vita-Tein is fortified with vitamins and minerals and enhanced with a proprietary blend of Aktivated Barley, Guarana, and Ground Flax with Omega-3 Fatty Acids.

•                  Power Blend Juice — A non-carbonated 100% juice energy drink that is fortified with Maca Root, Guarana, D-Ribose and Ginseng.

•                  Chocolate Immunity Infusion    — A hypoallergenic non-dairy, non-soy protein base product. It is enhanced with Aktivated Barley (rich in beta-glucan), Astragalus and Vitamin C.

•                  ChocKoala Immunity Jr. — A non-dairy, non-soy protein base product with an 8 ounce package geared towards children. It is enhanced with Aktivated Barley (rich in beta-glucan), Astragalus and Vitamin C.

•                  Ultra Greens — A juice beverage that combines Barley Greens with the phytonutrients Spirulina and Chlorella.

•                  GlucaSafe— Enhanced with Cinnulin PF, GlucaSafe is a functional health beverage with green and white tea and pomegranate extract that is targeted towards the diabetic market.

Fuel For Health has been introduced at a recommended retail price of approximately $1.99 for each 11 ounce serving.  The products are marketed in 11 ounce and 8 ounce Tetra Prisma containers, packaged in cases of 24 units (6 four-packs). The products are “shelf stable” for up to one year using a process in which the product and its contents are sterilized by heating to over 250°F.  To date, production has been limited to approximately 31,000 cases of Fuel For Health, produced at a cost of approximately $530,000.

We are currently building a network of independent distributors, brokers, national retail accounts and web sellers that we anticipate to include 15,000 to 20,000 points of distribution. Our business plan contemplates increased consumer sales through expansion of our points of sale to include grocery, mass merchandisers, drug, specialty vitamin, warehouse clubs, natural/organic grocers, corner stores, online only retail and private label. In October 2006 we announced the shipment of Power Blend to approximately 2,500 GNC stores nationally making it available for the holiday season. Additionally, we beta tested three products through approximately 500 stores in the Midwest and Southern Florida. Our Midwestern stores include Price Chopper, Reasor’s, Piggly Wiggly, Country Mart, Wiseway’s, Homeland, Ramey’s and various convenience stores. In Southern Florida our product is sold at corner and drug stores through Southern Wine and Spirits. As a result of the beta tests, we changed our ingredients and packaging to meet consumer needs and buying habits. During January and February 2007, we announced the addition of Amazon.com, Tree of Life, a wholly owned subsidiary of Royal Wessanen NV based in The Netherlands, and Kehe Food Distributors to our growing list of distributors.   These distributors will carry the full line of our Fuel for Health beverages.

We currently generate negligible sales, income or cash flows. Cash used in operating activities is for normal working capital requirements. We intend to continue to develop and market shelf stable nutritious beverage products. Our products are produced by third party manufacturers of all-natural beverage products.

We believe that one of the keys to success in the nutritional beverage industry is continued advertising and promotion to drive consumer awareness, trial and repeat purchases of our products. A primary component of our costs will be redeveloping brand awareness through marketing and advertising expenditures to support our line of products; including costs for sponsorship fees, advertising, special product sampling and promotional events. Retailers may receive rebates and promotional pricing incentives which we may pay to gain preferable shelf location for our products. Consumers may receive coupons, discounts and promotional incentives. We will also use in-store promotions, in-store placement of point-of-sale materials and endorsements from selected public figures.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to the financial statements for the year ended December 31, 2006.

Revenue Recognition

Our products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by our customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations we have entered into with our customers. In the case of sales of new products with right of return, for which we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. As of December 31, 2006, we had $50,265 in consigned inventory, $74,199 deferred revenue related to contingent sales, and a sales returns allowance of $15,724.

Provision for Doubtful Accounts

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes, if any, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of December 31, 2006, write-offs of accounts receivable have been negligible and no allowance was deemed necessary.

Inventory

We hold raw material and finished goods inventories, which are procured and manufactured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values are based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date and raw materials that may not be used in production. At December 31, 2006, an inventory allowance was recorded of $107,500.

Convertible Debt Financing and Derivative Liabilities

On August 21, 2006, we sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes”) due August 21, 2008 in a private placement offering, commonly referred to as a PIPE offering, to accredited investors (the “Subscribers”). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection and anti-dilution protection (collectively the “Debt Features”) contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments.  Additionally, we issued warrants in connection with the transaction (the “PIPE warrants”) which are also treated as derivative financial instruments.

The Notes are potentially convertible into an unlimited number of common shares, resulting in our no longer having the control to physically or net share settle existing non-employee options and warrants (note 7). Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. The estimated fair value of the Debt Features was determined using the probability weighted averaged expected cash flows, Lattice Model or the Black-Scholes model. These models use several assumptions including: stock price volatility for the relevant time period, the relevant risk-free interest rate, remaining maturity, and the closing price of our common stock to determine estimated fair value of the derivative liability. The estimated value of the PIPE warrants and non-employee options and warrants was determined using the Black-Scholes model. This model also uses several assumptions including: stock price volatility (utilizing the relevant time period), relevant risk-free interest rate, remaining maturity, exercise price and the closing price of our common stock to determine estimated fair value of the derivative liability.

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

Deferred Income Taxes

At December 31, 2006 we had net operating loss carry forwards for federal income tax purposes of approximately $6.3 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2006, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. During the year ended December 31, 2006, the Company granted 500,000 employee options which vested immediately, 132,000 options to employees under the terms of the Employee Stock Option Plan and 100,000 employee stock options which are contingent on performance milestones.

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

Stock-based compensation issued, other than to employees, in conjunction with selling, goods or services have been valued using either the Black-Scholes model to calculate the fair value of the services received or to be received or the fair value as determined by the quoted market price on the day of issuance. Options or warrants issued which are contingent upon certain performance occurring, are accounted for under variable plan accounting, at the point in time that management determines that the contingency will be satisfied.

Results of Operations

Results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005

Revenue. For the year ended December 31, 2006, net sales of $104,804 were recorded. For the year ended December 31, 2005, net sales amounted to $4,485.  This increase in sales of $100,319 is primarily attributable to the launch of 4 new products in 2006.

Cost of Sales. For the year ended December 31, 2006 cost of goods sold was $296,854: an increase of approximately $246,248 over the $50,606 recorded for the year ended December 31, 2005. Until such time as we have established markets for economic quantities of our products we will continue to experience higher costs per unit and such costs will not necessarily correlate directly to revenue.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Loss. As cost of sales exceeded net sales, there was a gross loss of $192,050 for the year ended December 31, 2006 compared to a gross loss of $46,121 for the year ended December 31, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4,833,866 for the year ended December 31, 2006, an increase of approximately $1,028,000 or 27%, from general and administrative expenses of $3,805,556 for the year ended December 31, 2005. Overall, the increase related to increased activity as we are moving from a research and development company toward full operations.  The largest individual increases were an increase of approximately $923,000 in professional and marketing fees, an increase of approximately $395,000 for payroll expense related to an increase in the number of compensated employees from three at December 31, 2005 to 11 as of December 31, 2006, an increase in travel expenses due to the larger number of employees and increased promotional and investor relations travel and an increase in research and development costs of approximately $203,000, exclusive of stock based compensation, offset by a decrease in non-cash compensation recorded of approximately $748,000 attributed to the issuance of stock, stock options and stock warrants.

Loss from Operations. Loss from operations was $5,025,916 for the year ended December 31, 2006 compared to a loss of $3,851,677 for the year ended December 31, 2005. The approximately $1,174,000 increase in loss from operations was primarily attributable to the increased operating expenses described above.

Interest Income. Interest income was $21,691 for the year ended December 31, 2006, as compared to $561 for the year ended December 31, 2005. The increase is a result of the investment of the proceeds from the convertible debt transaction into an interest bearing account.

Interest Expense. Interest expense was $118,695 for the year ended December 31, 2006; an increase of approximately $116,000 from interest expense of $2,836 recorded for the year ended December 31, 2005. The increase in interest expense is primarily attributable to the issuance of convertible debt during the year ended December 31, 2006.

Loss on Extinguishment of Notes Payable. A $545,557 loss was recorded for the year ended December 31, 2006 on the extinguishment of $520,000 notes payable for 1,040,000 shares of the our common stock and 520,000 options to purchase our common stock for a combined fair value of $1,079,567 and waived accrued interest of $14,010.

Derivative financial instruments expense. The proceeds from the convertible debt financing transaction were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The excess of the total fair value over the amount of the Notes was recorded as derivative financial instruments expense of $3,599,190 for the year ended December 31, 2006.

Amortization of Debt Discount. The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes. As such, the Notes were recorded at zero, a significant discount from their face amount. This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the year ended December 31, 2006 we accreted $565,775 of debt discount.

Amortization of Debt Issuance Costs. In connection with the convertible debt financing transaction, we incurred cash issuance costs of $497,274 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $872,581 to be amortized over the two year contractual term of the notes using the effective interest method. Amortization expense for year ended December 31, 2006 was $144,534.

Change in Estimated Fair Value of Derivative Instruments. As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments. For the year ended December 31, 2006, we recorded $2,991,266 of income as a result of the changes in estimated fair value displayed below:

	PIPE warrants derivative liability	Debt features derivative liability	Non-employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of August 21, 2006	$4,170,570	$3,103,927	$3,666,802	$10,941,299
Non-employee option grants after funding	—	—	314,101	314,101
Non-employee options forfeitures after funding	—	—	(97,378)	(97,378)
Change in estimated fair value of derivatives	(1,736,534)	519,214	(1,773,946)	(2,991,266)
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434,036	$3,623,141	$2,109,579	$8,166,756

Net Loss. Net loss was $6,989,655 for the year ended December 31, 2006 compared to a loss of $3,853,952 for the year ended December 31, 2005. The approximately $3.1 million increase in net loss was primarily attributable to the higher operating expenses discussed above, the loss on extinguishment of notes payable and the net impact of the convertible debt financing transaction discussed above.

Liquidity and Capital Resources

We are a start-up, development stage company and have realized negligible revenue from our business operations. Our operations to date have generated significant operating losses that have been primarily funded through the issuance of common stock or debt instruments. On August 21, 2006, we sold for cash in a private placement offering an aggregate of $3.3 million of secured Convertible Promissory Notes due August 21, 2008 to accredited investors. The Notes bear interest at a rate of 8% annually. The Subscribers have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the Notes, together with interest and fees due thereon, into shares of our common stock until the August 21, 2008 maturity date of the Notes. The conversion price of the debentures will be the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion. Subscribers were also granted one Class A and one Class B common stock purchase warrant for each two shares that are issuable upon conversion of the debentures. The conversion price as of August 21, 2006 of $.6885 per share was used for purposes of issuing the PIPE warrants.

The Notes and PIPE warrants have anti-dilution rights reducing the conversion and exercise price for certain issuances of our equity securities at an effective price below the applicable conversion or exercise price. The Company agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to register 150% of the Shares issuable upon conversion of all of the Notes by the Subscribers, and 100% of the shares issuable upon exercise of the PIPE warrants and to have an effective registration statement within 150 days of the closing date.   The Notes provide for liquidated damages on the occurrence of several events, including not meeting and maintaining the registration requirements and not responding to oral or written comments on the registration statement within ten business days. The liquidated damages are calculated as two percent of the aggregate principal balance of the unconverted Notes and the purchase price of shares issued upon conversion of Notes and exercise of the PIPE warrants for every 30 days or part thereof that the requirements are not met.

Additionally, the Company agreed to use its best efforts not to take any action or file any document (whether or not permitted by the 1933 Act or the 1934 Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said acts until August 21, 2008. Until the earlier of the resale of the shares and the PIPE warrant shares by each Subscriber or August 21, 2008, the Company will use its best efforts to continue the listing or quotation of the common stock on a principal market and will comply in all respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the principal market. During the period the conversion right exists, the Company is also required to reserve from its authorized and unissued common stock not less than an amount of common stock equal to 200% of the amount of shares issuable upon the full conversion of the Notes.

The Company filed the initial registration statement within the stated time frame.  In January 2007, this registration statement was withdrawn and at the verbal request of certain of the Company’s selling stockholders, the Company filed a new registration statement, reducing the number of shares sought to be registered to 4,500,000 shares underlying the promissory notes and not seeking to register any of the 5,272,331 shares underlying the warrants.

A number of the selling stockholders have not agreed to allow the Company to register less than all of the shares required by the subscription agreements.  Accordingly, the Company may be deemed to be in breach of the subscription agreements as a result of registering less than the total number of shares required to be registered under the subscription agreements without all of the selling stockholders’ consent.  The Company may also be deemed to be in breach of the subscription agreements as a result of withdrawing the initial registration statement and not having a registration statement declared effective by January 18, 2007. Should the Company be deemed to have a non-registration event, the Company would be in default under the terms of the convertible note agreement and all amounts would be due and payable immediately. Additionally, should the Company be deemed to have a non-registration event, then at the selling stockholder’s election, it must pay to the selling stockholder 120% of the outstanding principal amount of the Note designated by the selling stockholder, together with accrued but unpaid interest thereon.  The Company believes it has defenses against a claim for liquidated damages and that it is not in the best interest of the investor group to demand immediate repayment; however, the ultimate outcome of this situation is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received.  In determining the value of the derivative obligation as of December 31, 2006, liquidating damages were estimated using an 80% probability for the Debt Features and 10% probability for the Warrant portion for the period for which damages were estimated to be incurred.  No damages are payable once the securities are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

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

Additionally, we issued 5,272,331 warrants in connection with the transaction which are also treated as derivative liabilities and the transaction resulted in the treatment of non-employee options and warrants as liabilities which must be recognized at their fair value as of each reporting date.

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

The PIPE warrants are exercisable on a cashless basis if the shares of common stock underlying the PIPE warrants are not then registered pursuant to an effective registration statement. In the event the Subscribers were to exercise the PIPE warrants on a cashless basis, we would not receive any proceeds and may recognize additional expense. If an effective registration statement were in place, the warrants would be exercised through a cash purchase which could result in a maximum of $5,871,160 of potential proceeds in exchange for the issuance of 5,272,031 shares of common stock. The warrants have a five year term from effective date of the required registration statement.

Based on our business plan and as the products mature and we experience repeat use by retail customers, we anticipate relying less on financing activities to operate our business. With the funding received through the private placement in August 2006, we expect that we can continue to operate with currently available funds for a maximum of three months from December 31, 2006, although no assurance may be given that we will be able to do so and the extent of our expenditures on product development and product production and ability to market products produced may significantly impact that time frame.

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

We recently completed a production run of Chocolate Immunity Infusion, a hypoallergenic, non-dairy, non-soy, high-protein beverage with immunity boosting supplements. The product is packaged in our standard 11-ounce serving size and in a new attractive kid friendly 8-ounce package size, marketed as ChocKoala Immunity Jr. The first commercial production run of our juice-based algae superfoods nutrition drink, Ultra Greens, took place during November 2006. Additionally, during January 2007 we completed our first production run for GlucaSafe, a product enhanced with Cinnulin PF that provides a low glycemic pomegranate flavored white and green tea beverage with no artificial sweeteners which is targeted toward the diabetic market. This brings our products to seven and we will now concentrate on commercializing those seven.

Total costs associated with the introduction of Ultra Greens and GlucaSafe are expected to aggregate approximately $750,000 of additional cash outlay for ingredients, packaging and production.

Although we have demonstrated the concepts and manufactured and introduced the product lines on a trial basis to prepare for commercialization on a national basis, we have only recently begun the marketing of our products. Development and testing of new products and flavors may have a material impact on our results of operations. If the results of the extended product lines test are successful, we may pay retailers rebates and promotional pricing incentives to gain preferable shelf space for our products, and additional working capital may be needed to add the flavors to our existing product line. Such funds may not be available at that time, requiring us to seek additional debt or equity financings, of which there can be no assurance.

We previously committed to pay royalties to Jon Barron, a former director, who helped develop the first two product formulations of Fuel For Health (Bavarian Chocolate and Creamy Vanilla, recently enhanced and relabeled as Vita-Tein products) and who assisted us in developing five other formulations for Fuel For Health. On December 15, 2006, we entered into an agreement with Mr. Barron whereby we will pay $60,000 prior to March 31, 2007 in exchange for all rights to the current product formulations and will have no future royalty or option obligations to him. Other agreements entered into by us may require us to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. From inception through December 31, 2006, royalties incurred for under the terms of these agreements were $2,250.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2006, we reported a net loss of approximately $7.0 million and have an accumulated deficit as of December 31, 2006 of approximately $13.3 million. We had approximately $8.5 million of negative working capital as of December 31, 2006 and $.7 million cash on hand as of the same date.

The reports by our independent registered accounting firms on our financial statements as of and for the years ended December 31, 2006 and 2005 each  include  a “going concern” explanatory paragraph which means that the auditors expressed substantial doubt about our ability to continue as a going concern.

William Gallagher, our Chief Executive Officer, has made advances to us to help fund operations. On December 9, 2005, we entered into a note agreement with Mr. Gallagher whereby all advances bore interest at 8% per annum. Principal and interest were due September 20, 2006, but were paid in full on August 22, 2006. We made net repayments of $62,941 during year ended December 31, 2006. Subsequent to the August repayment, the advances are used on a current item basis and no longer are interest bearing.

We have made and received various advances to and from a company owned by Mr. Gallagher. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances bore interest at 8% per annum. Principal and interest were due September 20, 2006, but were substantially reduced on August 22, 2006. The balances due to the affiliate were $0 and $86,230 at December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, we made net repayments of $86,230 to the affiliate.

During November 2005, Kick a Rock Productions, Inc., made advances to us totaling $60,000 to help fund operations. During the six months ended June 30, 2006, additional advances totaling $420,000 were made to help fund operations. The advances were evidenced by a promissory note whereby the outstanding principal and earned interest is due and payable on November 2, 2006 and bear interest at 7% per annum. In June 2006, the outstanding note agreements totaling $480,000 of principal indebtedness were assigned and transferred to an escrow agent who subsequently extinguished the notes for 960,000 shares of our common stock and 480,000 stock options. The remainder of indebtedness comprising accrued interest up until the date of conversion, as per the original note terms, was waived, and we recorded a loss on the extinguishment of the notes.

During November 2005, NextLevel.com made an advance to us in the amount of $40,000 to help fund operations. The advance was evidenced by a promissory note whereby the outstanding principal and earned interest are fully due and payable on November 2, 2006 bearing interest at 7% per annum. In June 2006, the outstanding note agreement totaling $40,000 of principal indebtedness was assigned and transferred to an escrow agent who subsequently extinguished said notes for 80,000 shares of our common stock and 40,000 stock options. The remainder of indebtedness comprising accrued interest up until the date of conversion, as per the original note terms, was waived, and we recorded a loss on the extinguishment of the note.

In April 2006, we borrowed $25,000 from Theodore Heesch, to fund operations. The loan bears interest at 8% per annum and was due November 30, 2006. The note was renewed under the same terms and is now due on March 31, 2007.

Contractual Obligations	2007	2008	2009	Thereafter	Total
Operating Lease — Office Space	$52,275	$53,762	$45,834	—	$151,871
Note Payable to Director	25,000	—	—	—	25,000
Convertible Debt	—	3,300,000	—	—	3,300,000
Total Cash Obligations	$77,275	$3,353,762	$45,834	—	$3,476,871

We have excluded the derivative liabilities from the above table, because they represent non-cash liabilities and would distort the actual amount of our cash liabilities.

Net Cash Flows

Net cash used in operating activities for the year ended December 31, 2006 was $2,489,446 compared to $564,290 during the year ended December 31, 2005. The increase in cash used by operating activities of $1.9 million was primarily attributable to the increase in operating expenses discussed above and an increase in inventories and prepaid assets which was offset by an increase in accounts payable and accrued expenses.

For the year ending December 31, 2006 and 2005, net cash provided by (used in) investing activities was $(50,494) and $64,420, respectively. The Company’s investing activities consisted primarily of purchases of property and equipment in 2006, and payments and collections on loans to affiliates during 2005.

Net cash provided by financing activities was $3,216,055 and $491,456, for the years ending December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, financing activities consisted primarily of proceeds of $3,300,000 from the private placement of convertible debt, $25,000 proceeds on a note payable from a director, $117,500 of proceeds received on the sale of common stock and exercise of warrants and $420,000 proceeds on notes payable, offset by $497,274 of debt issuance costs and $149,171 in net repayments to an officer and an affiliate.  For the year ended December 31, 2005, financing activities consisted of $290,000 of proceeds from the sale of common stock, proceeds of $129,178 in advances from an officer of the Company and from an affiliate, $27,722 of payments on notes payable, and $100,000 in proceeds from a note payable.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute significant deficiencies in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our current independent auditors have outlined significant deficiencies in our internal controls regarding financial reporting and have offered suggestions regarding our internal controls and operations. In an effort to remediate these deficiencies we have hired a controller who implemented many controls in the fourth quarter.  We are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our current auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The officers and directors of the Company, their ages and present positions held in the Company are as follows:

Name	Age	Position	Officer or Director Since

William J. Gallagher	67	Chief Executive Officer, Chief Financial Officer and Director	2002

Glenn Williamson	50	President and Director	2005

Michael K. Launer	50	Senior Vice President, Sales	2006

Graydon Webb	58	Director	2003

Robert Lippincott	58	Director	2005

Theodore M. Heesch	70	Director	2005

James Haworth	45	Director	2006

Alicia Smith Kriese	43	Director	2006

Robert D. Straus	36	Director	2007

Our director’s serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office. Mr. Haworth agreed to join the Board of Directors effective January 1, 2006.  Mr. Jon Barron resigned from our Board of Directors in August 2006.  Ms. Kriese and Mr. Straus joined our Board of Directors on October 10, 2006 and February 5, 2007, respectively.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers are acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of our company. No other person’s activities are material to the operation of our company.

William J. Gallagher founded and has been President of JagCapital, Inc. a merchant bank headquartered in San Antonio, Texas since September 1992. Mr. Gallagher has significant experience developing and marketing consumer products. From 1968 to 1973, he founded and was chairman of the 150-unit Sunny’s stores. He was the founder in 1989 of Billy Blues BBQ sauce and was its CEO until 1995. Billy Blues owned the nationally known Chris & Pitts Barbecue Sauce. In 1973 Mr. Gallagher founded and was President until 1984 of the Guadalupe Valley Winery Corporation, a company which developed the Guadalupe Valley Winery in Gruene, Texas. Also in 1973, Mr. Gallagher purchased and restored most of Gruene, TX which was uninhabited from 1925 until 1973. Mr. Gallagher is a graduate of the University of Texas.

Glenn Williamson was employed as an investment banker with Meyers & Associates from June 2002 until December 2005 and has been President of Nest Ventures LLC, a private equity consulting firm, since 1999. He was the founder or a senior officer of four NASDAQ National Market companies, GO-VIDEO, Wavo Inc, Interactive Media Technologies, Inc. and Interactive Laser Technologies, Inc. He has more than 25 years of entrepreneurial executive level experience and has been involved as a consultant in locations ranging from China to Montreal to Paris. He is founder and CEO of The Canada Arizona Business Council, a private sector group organized in 2003 and sanctioned by the Canadian Government and the State of Arizona to work on increasing trade between Canada and Arizona.  Mr. Williamson was elected a director in 2005 and became our President in August 2006.

Michael K. Launer became our Senior Vice President Sales in September 2006.  Prior to joining us, he served as a sales manager in the west and southwest regions for specialty tea manufacturer R.C. Bigelow Inc. from 1991 to 2006.

Graydon D. Webb has been Managing Director of Chapman Partners, LLC, a company engaged in mergers and acquisitions for food related companies since 1996. From February 2001 to November 2002, he was also Chief Operating Officer of Diet Centers of America, a 300 unit chain of weight loss centers. Mr. Webb served as Vice President of franchise sales for Wendy’s from 1973 to 1980. He founded G.D. Ritzy’s Inc., a fast food franchiser, in 1980 and served as chairman until 1988. From 1991 to 1998, he was founder and sole proprietor of Auric Group, a consulting group specializing in restaurant and general franchising activities. Auric’s clients included Pepsi Co., Bunge Foods International and Rally’s. During 2001 he was also Chief Executive Officer of OneDentist Resources, Inc., an online resource for dentists and patients.  Mr. Webb is a graduate of Ohio State University and participated in its executive MBA Program.  Mr. Webb serves as the Chair of our Audit Committee and is a member of the Compensation Committee.

Robert Lippincott is a founder and an owner since 1986 of the Guero’s Taco Bar in Austin, Texas and the Guero’s line of sauces. His broad business background includes developing real estate projects in Austin, Texas since 2000. Mr. Lippincott attended the University of Texas.  Mr. Lippincott serves as a member of the Audit and Compensation Committees.

Theodore M. Heesch has since 1968 owned Houston-based TMHI, Inc., an architecture and consulting firm responsible for the design and development of food and beverage facilities nationally.  He is a graduate of the Rice University School of Architecture. Mr. Heesch serves as a member of the Audit Committee.

James Haworth spent more than two decades at Bentonville-based Wal-Mart Stores Inc., most recently as executive vice president and chief operating officer for Wal-Mart Stores from August 2001 to December 2004.  From January 2005 to July 2006, Mr. Haworth acted as a marketing consultant through his consulting firm, Business Decisions Inc.   In July 2006, he became the President and CEO of Lotus Supermarket Chain. Additionally, since August 2002 he has operated a horse and cattle ranch. He is a member of the board of directors of Field2Base, a privately held high-tech mobile communications company based in Raleigh, NC.

Alicia Smith Kriese spent 18 years from 1988 until 2005 with Austin-based advertising agency GSD&M (an Omnicom Company) as executive vice president, where she led the development of national brand strategies, corporate messaging and customer marketing campaigns for Wal-Mart Stores Inc. Since 2005 she has been the president of Perspectives, an Austin-based marketing consulting firm where she served as a consultant for Sweet Success Enterprises Inc. under a previously disclosed, and recently expired, agreement with the Company.  Ms. Kriese serves as the chair of the Compensation Committee.

Robert D. Straus joined Merriman Curhan Ford & Co. (“MCF”) as Senior Vice President in 2005. His experience includes covering specialty consumer and retail sectors. In 1997, he began his Wall Street career at Furman Selz LLC (purchased by ING Barings LLC), where he covered specialty retail, consumer and business services. Prior to joining MCF, Mr. Straus was the primary coverage analyst for the consumer and retail sector at IRG Research. He received his BS from the University of Hartford and an MBA from Bentley College.

Consultants

We have entered into a number of consulting agreements with marketing and investor relations firms to promote our products or to provide investor and public relations services to us. Many of these agreements provide for the issuance of stock options and warrants for services. Common stock issuable upon exercise of warrants and options under the agreements totals 7,205,000 shares, 5,588,333 of which are currently exercisable or exercisable within 90 days.

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

William J. Gallagher, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and Director, filed a Form 3 on November 21, 2005, inadvertently omitting ownership of 65,000 shares, which was amended with a Form 3/A filed on April 6, 2006. In addition, a Form 4, reporting one disposal transaction amounting to 30,000 shares was filed late on March 9, 2006.  A Form 4 reporting a disposal transaction of 15,000 shares was filed late on August 23, 2006.  An additional Form 4 reporting a disposal transaction of 5,000 shares was filed late on November 20, 2006.

Glenn Williamson, Director, filed a Form 3 on November 18, 2005 overstating his options by 250,000 options and was amended with a Form 3/A filed on April 6, 2006.  Mr. Williamson also filed a Form 4 which included 500,000 directly owned stock options and 250,000 indirectly owned stock options late on August 23, 2006.

Alicia Smith Kriese filed her initial Form 3 for 60,000 shares and 180,000 stock options late on January 4, 2007.

Code of Ethics

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or others performing similar functions. A copy of the Code of Ethics is included with this Report as Exhibit 14.1.

Audit Committee of the Board of Directors

In October, 2006 Sweet Success formed an audit committee of the Board of Directors.  Independent members serving on the Audit Committee include: Mr. Webb, Chair; Mr. Theodore M. Heesch; and Mr. Robert I. Lippincott. The Audit Committee functions in part as an independent and objective party with oversight of the Company’s financial reporting process and internal controls.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

ITEM 10.  EXECUTIVE COMPENSATION

We did not pay any cash compensation to executive officers from inception in 2002 through August 2006. In June 2005, we executed five year employment contracts with Messrs. Gallagher and Williamson.  In August 2006, both Mr. Gallagher and Mr. Williamson began receiving salaries under the terms of their employment agreements.

Employment Agreements

In June 2005, we executed a five year employment contract with Mr. Gallagher providing for his employment as Chairman and Chief Executive Officer contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by our $3,300,000 private placement completed in August 2006.  Mr. Gallagher’s employment contract provides for an annual salary of $225,000, $280,000, $335,000 and $400,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, a $1,200 per month car allowance and participation in any other benefits that we may offer.   We also are to pay premiums for a $500,000 life insurance payable to a beneficiary selected by Mr. Gallagher and reimburse him for disability insurance premiums covering 50% of his base salary. The employment contract contains non disclosure and non competition clauses.  We may terminate Mr. Gallagher’s employment during the term of his contract, with or without cause; however, termination without cause or for good reason, as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary, including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.  Should the agreement terminate due to death or disability, we will pay 50% of the fixed salary for the remaining term of the contract.

In June 2005, we executed a five year employment contract with Mr. Williamson providing for his employment as President, contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by our $3,300,000 private placement completed in August 2006.  Mr. Williamson’s employment contract provides for an annual salary of $200,000, $240,000, $260,000 and $320,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, 500,000 stock options with an exercise price of $.35, a $1,200 per month car allowance and participation in any fringe benefits that we may offer.  We also are to pay premiums for a $500,000 life insurance payable to a beneficiary selected by Mr. Williamson and reimburse him for disability insurance premiums covering 50% of his base salary. The employment contract contains non disclosure and non competition clauses. We may terminate Mr. Williamson’s employment during the term of his contact, with or without cause; however, termination without cause or for good reason as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination. Should the agreement terminate due to death or disability, we will pay 50% of the fixed salary for the remaining term of the contract.

The following table sets forth compensation paid to William J. Gallagher, our Chairman and Chief Executive Officer, for the years ended December 31, 2006 and 2005 and to Mr. Williamson, our President, for the year ended December 31, 2006. There were no other compensated executive officers during the periods reported.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards($)		Option Awards ($)		All Other Compensation ($)		Total ($)

William J. Gallagher	2006	$86,538	(1)	$0	(2)	$0		$14,170	(3)	$100,708
Chairman and CEO, Director	2005	$0	(1)	$320,000	(2)	$0		$11,698	(3)	$331,698
R. Glenn Williamson	2006	$76,923	(4)	$0		$402,656	(5)	$4,800	(6)	$484,379
President and COO, Director
Michael K. Launer	2006	$24,923	(7)	$0		$0		$0		$24,923
Senior Vice President, Sales

(1)

Mr. Gallagher has an employment contract under which he was to receive $160,000 in salary for 2005; however, we did not receive the required funding during the year and no salary for 2005 was earned. In 2006, Mr. Gallagher received a pro-rated annual salary of $225,000, beginning in August 2006 upon completion of the revised required funding level.

(2)	Convertible Preferred Stock. Each convertible share was valued at $3.20.
(3)	Mr. Gallagher receives a fringe benefit in the form of a car allowance.
(4)

Mr. Williamson has an employment contract under which he was to assume the position of President and Chief Operating Officer and receive $150,000 in salary for 2005; however, we did not receive the required funding during the year. In August 2006, upon completion of the revised required funding level, Mr. Williamson joined us as President and COO and received a pro-rated annual salary of $200,000.

(5)

In August 2006, Mr. Williamson received 500,000 stock options with an exercise price of $.35 in connection with the inception of his employment. See footnote 7 to the financial statements for the assumptions used in determining the value of this grant and the $402,656 expense for 2006.

(6)	Mr. Williamson receives a fringe benefit in the form of a car allowance.
(7)

Mr. Launer was appointed Senior Vice President, Sales in September 2006. Mr. Launer serves under a year to year contract with a current annual salary of $80,000. Under the terms of his contract, he will be awarded 100,000 options with an exercise price of $.77 upon meeting certain performance milestones. These options are not currently exercisable and no expense was recognized in 2006 since as of December 31, 2006, the issuance of these contingent options was not yet deemed probable.

No bonuses or non-equity incentive plan compensation were earned during 2005 or 2006 by any executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)		Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Gallagher	0		0	0	n/a	n/a	0	0	0	0
R. Glenn Williamson	250,000	(1)	0	0	$.35	6/1/2010	0	0	0	0
R. Glenn Williamson	250,000	(1)	0	0	$.35	8/15/2010	0	0	0	0
R. Glenn Williamson	500,000	(1)	0	0	$.35	8/14/2011	0	0	0	0
Michael K. Launer	0	(2)	0	100,000	$.77	9/1/2011	0	0	0	0

(1)

Mr. Williamson’s unexercised options and warrants consist of 500,000 options granted in August 2006 upon inception of employment; 250,000 options issued effective August 2005; and 250,000 warrants issued in June 2005 to Nest Ventures, a company which he owns and controls. All options and warrants were fully vested on the date of the grant or issuance.

(2)	Mr. Launer’s options will be awarded based on meeting certain performance milestones.

Our board of directors serves without cash compensation.  Certain directors have had consulting agreements with us prior to joining our board.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Graydon Webb	0	0	0	0	0	$3,000	(1)	$3,000
Robert Lippincott	0	0	0	0	0	0		0
Theodore M. Heesch	0	0	0	0	0	0		0
James Haworth	0	0	0	0	0	0		0
Alicia S. Kriese	0	$49,250	0	0	0	$171,219	(2)	$220,469
Jon Barron	0	0	0	0	0	$60,000	(3)	$60,000

(1)	Mr. Webb received $3,000 of compensation in 2006 related to product development consulting.
(2)

Prior to joining the board in October 2006, Ms. Kriese served as our acting marketing director. In June 2006, we issued 60,000 common shares to Ms. Kriese resulting in compensation expense of $49,250. We also paid Ms. Kriese $171,219 in fees for services during 2006. Upon her appointment as a director, Ms. Kriese was no longer compensated as a consultant.

(3)

On December 15, 2006, we entered into an agreement with Mr. Barron, a former director, whereby we will pay $60,000 prior to March 31, 2007 in exchange for all rights to five product formulations and will have no future royalty or option obligations to him.

All contracts with executives and directors have been included in ITEM 12: Certain Relationships and Related Transactions.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the date of this filing, there are 15,302,545 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of the outstanding shares as of the date of this filing, including any conversion privileges, stock options or warrants exercisable within 60 days of the date of this filing, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group.  Each such person has investment and voting power with respect to such shares, subject to community property laws where applicable. The address of each owner who is an officer or director is in care of the Company at 1250 NE Loop 410, Suite 630, and San Antonio, Texas 78209.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage Beneficially Owned

William J. Gallagher	2,940,000	(1)	18.0%

Glenn Williamson	1,000,000	(2)	6.1%

Graydon Webb	150,000		1.0%

Robert Lippincott	120,000		0.8%

Theodore M. Heesch	50,000		0.3%

James Haworth	600,000	(3)	3.8%

Alicia Smith Kriese	240,000	(4)	1.6%

Robert D. Straus	325,018	(5)	2.1%

Mark Burnett Productions, Mark Burnett, President 640 N. Sepulveda Los Angeles, CA 90049	1,050,000	(6)	6.4%

3CD Consulting LLC, Cap Briant, President 4641 E. Bittersweet Way Springfield, MO 65809	1,000,000	(7)	6.3%

All officers and directors as a group (9 persons)	5,425,018		30.0%

(1)     This amount includes 1,000,000 shares of common stock issuable upon the conversion of 100,000 shares of convertible preferred stock.

(2)     This amount is comprised of 750,000 stock options and 250,000 stock purchase warrants.

(3)     Comprised of stock options.

(4)     This amount is comprised of 60,000 shares of common stock and 180,000 stock options.

(5)     This amount is comprised of 325,018 shares of common stock. Mr. Straus also has 100,000 stock options which will vest beginning September 2007.

(6)     Comprised of stock purchase warrants.

(7)     This amount is comprised of 500,000 shares of common stock and 500,000 stock purchase warrants.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2005 the Company issued 500,000 options at an exercise price of $.35 per share in conjunction with an employment agreement with Mr. Williamson. These options were deemed issued and outstanding when Mr. Williamson’s employment agreement became effective in August 2006.

We previously committed to pay royalties to Jon Barron, a former director, who helped develop the first two product formulations of Fuel For Health (Bavarian Chocolate and Creamy Vanilla, recently enhanced and relabeled as Vita-Tein products) and who assisted us in developing five other formulations for Fuel For Health. On December 15, 2006, we entered into an agreement with Mr. Barron whereby we will pay $60,000 prior to March 31, 2007 in exchange for all rights to the current product formulations and will have no future royalty or option obligations to him.

In November 2005 James Haworth, one of the Company’s directors, entered into a consulting agreement with the Company pursuant to which he agreed to assist it in marketing its products to Wal-Mart and others. In consideration for this assistance, the Company issued him options to purchase 600,000 shares of its common stock and agreed to pay a commission for net sales to Wal-Mart equal to 9% of such sales for a period of 84 months from the time of the first sale. As of February xx, 2007, no sales to Wal-Mart had occurred and no royalties were due.

William Gallagher, our Chief Executive Officer, has made advances to us to help fund operations. On December 9, 2005, we entered into a note agreement with Mr. Gallagher whereby all advances bore interest at 8% per annum. Principal and interest were due September 20, 2006, but were paid in full on August 22, 2006. We made net repayments of $62,941 during year ended December 31, 2006. Subsequent to the August repayment, the advances are used on a current item basis and no longer are interest bearing.

We have made and received various advances to and from a company owned by Mr. Gallagher. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances bore interest at 8% per annum. Principal and interest were due September 20, 2006, but were substantially reduced on August 22, 2006. During the year ended December 31, 2006, we made net repayments of $86,230 to the affiliate.

During 2006, we paid $3,000 to Graydon Webb, one of our directors, for his assistance in product development and evaluation.

Prior to joining the board in October 2006, Ms. Kriese served as our acting marketing director.  In June 2006, we issued 60,000 common shares to Ms. Kriese resulting in compensation expense of $49,250.  We also paid Ms. Kriese $ 171,219 in fees for services during 2006.  Upon her appointment as a director, Ms. Kriese was no longer compensated as a consultant.

We have agreed to issue 100,000 options with an 2 year life, exercisable at $0.61 to Mr. Robert Straus in connection with his appointment to our Board of Directors. These options were issued under the Employee Stock Option Plan and vest 1/3 in seven months, 1/3 in 14 months, and the remaining in 24 months. In June 2006, Mr. Straus purchased in a private placement offering 200,000 shares of common stock for $100,000.

ITEM 13.    EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, of the Registrant (1)

3.2	Bylaws of the Registrant (1)

4.1	Specimen Stock Certificate of the Registrant (1)

10.1	Share Exchange Agreement between Beverage Acquisition Corporation and the Registrant (1)

10.2	Purchase Agreement with Nutri/System, Inc. (1)

10.3	Production Agreement with Kiko Foods, Inc. (1)

10.4	Promotion Agreement (Burnett) (1)

10.5	Shockey Agreement (1)

10.6	Puccio Agreement (1)

10.7	Milgrim Agreement (1)

10.8	Horsfall Agreement (1)

10.9	Goldberg Agreement (1)

10.10	Freeman Agreement (1)

10.11	Barron Agreement (1)

10.12	3-CD Agreement (1)

10.13	Coastal Resource Management Agreement (1)

10.14	Kriese Agreement (1)

10.15	Horsfall Agreement (1)

10.16	Employment Agreement (Williamson) (1)

10.17	CEO Cast Agreement (1)

10.18	Nest Ventures Agreement (1)

10.19	Think Equity Agreement (1)

10.20	Employment Agreement (William Gallagher) (1)

10.21	Employment Agreement (W. H. Benjamin Gallagher) (1)

10.22	Monsour Agreement (1)

10.23	Morehouse Agreement (1)

10.24	California Natural Products Purchase Order (1)

10.25	Consulting Agreement with James Haworth (1)

10.26	Consulting Agreement with W. Curtis Hargis (1)

10.27	Consulting Agreement with KBK Ventures (1)

10.28	CEO Cast Agreement (1)

10.29	Sam Freeman Agreement (1)

10.30	Stern Consulting, LLC (1)

10.31	Stock Enterprises, Inc. (1)

10.32	Chandrasekhar Mallangi Agreement (1)

10.33	Private Placement Subscription Agreement (2)

10.34	Private Placement Security Agreement (2)

10.35	Private Placement Secured Convertible Note (2)

10.36	Private Placement Warrant Agreement (2)

10.37	Consulting Agreement with Gstore Marketing, LLC (3)

10.38	Consulting Agreement with 3-CD Consulting, LLC (3)

14.1	Code of Ethics

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter

99.2	Compensation Committee Charter

(1)          Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB declared effective by the Commission on November 28, 2005 as being 60 days from the original filing date of September 27, 2005.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 10-QSB filed August 22, 2006.

(3)          Previously filed as an exhibit to, and incorporated by reference from, the Company’s Form SB-2, filed on January 2, 2007, file number 1.333-139754.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by PMB Helin Donovan, LLP for professional services rendered for the audit of the Company’s annual financial statements as of December 31, 2006 were $30,000. The aggregate fees billed by PMB Helin Donovan, LLP for statutory and regulatory filings for the year ended December 31, 2006 were $1,000.

The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman PC for professional services rendered for the audit of the Company’s annual financial statements as of December 31, 2005 were $30,000. The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman PC for statutory and regulatory filings for the year ended December 31, 2006 and 2005 were $97,000 and $56,000.

Tax Fees

The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

All Other Fees

The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Pre-Approval Policy

The Audit Committee must review and pre-approve any additional or permitted non-audit services to be provided by the independent auditors.  This authority may be delegated to the Committee Chairperson, providing that such decisions are presented to the full Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: February 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William J. Gallagher	Chief Executive Officer, Chief Financial
William J. Gallagher	Officer (Principal Accounting Officer) and Director

/s/ R. Glenn Williamson	President, Chief Operating Officer and Director
R. Glenn Williamson

/s/ Graydon D. Webb	Director
Graydon D. Webb

/s/ Robert I. Lippincott	Director
Robert I. Lippincott

/s/ Theodore M. Heesch	Director
Theodore M. Heesch

Director
James Haworth

Director
Alicia Smith Kriese

/s/ Robert D. Straus	Director
Robert D. Straus

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
Sweet Success Enterprises, Inc.
San Antonio, Texas

We have audited the accompanying balance sheet of Sweet Success Enterprises, Inc. (a Development Stage Company) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended and the period from inception (January 1, 2003) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweet Success Enterprises, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, and for the period from inception (January 1, 2003) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. There have been no significant operations since January 1, 2003. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	/s/	PMB Helin Donovan, LLP
PMB Helin Donovan, LLP

February 6, 2007
Austin, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
Sweet Success Enterprises, Inc.
San Antonio, Texas

We have audited the accompanying balance sheet of Sweet Success Enterprises, Inc. (a Development Stage Company) as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended and for the cumulative period from inception (January 1, 2003) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweet Success Enterprises, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended and for the cumulative period from inception (January 1, 2003) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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
Ehrhardt Keefe Steiner & Hottman PC

April 3, 2006
Denver, Colorado

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Balance Sheets

	December 31,
	2006	2005
Assets
Current assets
Cash	$676,115	$—
Accounts receivable — trade	62,554	147
Accounts receivable — officer	9,797	—
Inventories, net of reserve of $107,500 and $1,848 as of December 31, 2006 and 2005, respectively	258,320	79,522
Prepaid expenses	159,296	773,038
Total current assets	1,166,082	852,707

Non-current assets
Property and equipment, net of accumulated depreciation of $2,945 as of December 31, 2006	47,549	—
Debt issuance costs, net of amortization of $144,534 as of December 31, 2006	728,047	—
Intangible assets	200,000	200,000
Total non-current assets	975,596	200,000

Total assets	2,141,678	1,052,707

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable — trade	$570,675	$237,715
Accrued compensation	27,289	5,019
Accrued expenses	111,483	1,151
Deferred revenue	74,199	—
Common stock shares to be issued	78,000	112,500
Note payable to officer	—	62,941
Note payable to director	25,000	—
Note payable to affiliate	—	86,230
Notes payable	—	100,000
Derivative financial instruments at estimated fair value	8,166,756	—
Convertible debt, net of debt discount of $2,734,225 as of December 31, 2006	565,775	—
Total current liabilities	9,619,177	605,556

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 140,000 shares issued and outstanding (liquidation preference $14)	14	14
Common stock, authorized 60,000,000 shares; $.0001 par value; 15,302,545 and 13,697,545 shares issued and outstanding as of December 31, 2006 and 2005, respectively	1,531	1,353
Additional paid-in capital	5,793,511	6,728,684
Deficit accumulated in development stage	(13,272,555)	(6,282,900)
Total stockholders’ equity (deficit)	(7,477,499)	447,151

Total liabilities and stockholders’ equity (deficit)	$2,141,678	$1,052,707

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Operations

			Cumulative from
	For the Years Ended December 31,		January 1, 2003 to
	2006	2005	December 31,2006

Revenue	$104,804	$4,485	$109,289
Cost of sales	296,854	50,606	347,460

Gross loss	(192,050)	(46,121)	(238,171)

Selling, general and administrative expenses	4,833,866	3,805,556	11,060,241

Loss from operations	(5,025,916)	(3,851,677)	(11,298,412)

Interest income	21,691	561	22,252
Depreciation expense	(2,945)	—	(2,945)
Interest expense	(118,695)	(2,836)	(129,660)
Loss on extinguishment of notes payable	(545,557)	—	(545,557)
Derivative financial instruments expense	(3,599,190)	—	(3,599,190)
Amortization of debt discount	(565,775)	—	(565,775)
Amortization of debt issuance costs	(144,534)	—	(144,534)
Change in estimated fair value of derivatives	2,991,266	—	2,991,266
Total other income (expense)	(1,963,739)	(2,275)	(1,974,143)

Net loss	$(6,989,655)	$(3,853,952)	$(13,272,555)

Basic and diluted loss per share	$(0.48)	$(0.33)

Weighted average number of common shares outstanding — basic and diluted	14,532,024	11,570,203

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated in the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance — December 31, 2002	—	$—	3,220,045	$323	$(64,877)	$—	$(64,554)
Issuance of common stock for services	—	—	220,000	22	439,978	—	440,000
Issuance of common stock upon exercise of warrants	—	—	266,000	26	2,634	—	2,660
Sale of common stock and warrants for cash	—	—	70,000	7	192,493	—	192,500
Remeasurement of warrants upon modification of terms	—	—	—	—	1,414,749	—	1,414,749
Net loss	—	—	—	—	—	(1,864,680)	(1,864,680)

Balance — December 31, 2003	—	—	3,776,045	378	1,984,977	(1,864,680)	120,675
Issuance of common stock for cash under private placement	—	—	2,500,000	250	179,750	—	180,000
Issuance of common stock for services	—	—	1,200,000	120	143,880	—	144,000
Issuance of common stock upon exercise of warrants	—	—	819,000	82	17,908	—	17,990
Net loss	—	—	—	—	—	(564,268)	(564,268)

Balance — December 31, 2004	—	—	8,295,045	830	2,326,515	(2,428,948)	(101,603)
Issuance of common stock for cash under private placement	—	—	1,312,500	131	289,869	—	290,000
Issuance of preferred stock	140,000	14	—	—	447,986	—	448,000
Issuance of common stock for services	—	—	4,090,000	392	1,407,940	—	1,408,332
Issuance of options and warrants for services	—	—	—	—	2,256,374	—	2,256,374
Net loss	—	—	—	—	—	(3,853,952)	(3,853,952)

Balance — December 31, 2005	140,000	14	13,697,545	1,353	6,728,684	(6,282,900)	447,151

Issuance of common stock for cash under private placement	—	—	200,000	20	99,980	—	100,000
Issuance of common stock upon exercise of warrants	—	—	25,000	3	17,497	—	17,500
Issuance of common stock for services	—	—	510,000	51	410,699	—	410,750
Issuance of options and warrants for services	—	—	—	—	1,118,446	—	1,118,446
Issuance of options under the Employee Stock Option Plan	—	—	—	—	5,544	—	5,544
Cancellation of shares issued for contingent services	—	—	(170,000)	—	—	—	—
Issuance of common stock and warrants in exchange for extinguishment of note payable	—	—	1,040,000	104	1,079,463	—	1,079,567
Reclassification of non-employee options and warrants to liabilities	—	—	—	—	(3,666,802)	—	(3,666,802)
Net loss	—	—	—	—	—	(6,989,655)	(6,989,655)

Balance — December 31, 2006	140,000	$14	15,302,545	$1,531	$5,793,511	$(13,272,555)	$(7,477,499)

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Cash Flows

	December 31,		Cumulative from January 1, 2003 to
	2006	2005	December 31, 2006

Cash flows from operating activities
Net loss	$(6,989,655)	$(3,853,952)	$(13,272,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,431,829	3,179,457	6,237,286
Employee stock option expense	5,544	—	5,544
Depreciation expense	2,945	—	2,945
Inventory reserves	105,652	1,848	107,500
Repricing of warrants upon change in exercise price	—	—	1,414,749
Loss on extinguishment of notes payable	545,557	—	545,557
Non-cash interest expense	12,859	—	12,859
Derivative financial instruments expense	3,599,190	—	3,599,190
Amortization of debt discount	565,775	—	565,775
Amortization of debt issuance costs	144,534	—	144,534
Change in fair value of derivative instruments	(2,991,266)	—	(2,991,266)
Change in assets and liabilities:
Accounts receivable — trade	(62,407)	(147)	(62,554)
Accounts receivable — officer	(9,797)	—	(9,797)
Inventories	(284,450)	(81,370)	(365,820)
Prepaid expenses	(106,668)	(25,289)	(131,957)
Accounts payable - trade	332,960	208,993	547,621
Accrued compensation	22,270	5,019	283,289
Accrued expenses	111,483	1,151	112,634
Deferred revenue	74,199	—	74,199
Net cash used in operating activities	(2,489,446)	(564,290)	(3,180,267)

Cash flows from investing activities
Purchase of property and equipment	(50,494)	—	(50,494)
Net (payments) collections on loans to/from affiliate	—	64,420	970
Net cash provided by (used in) investing activities	(50,494)	64,420	(49,524)

Cash flows from financing activities
Proceeds from the issuance of convertible debt	3,300,000	—	3,300,000
Debt issuance costs related to the convertible debt	(497,274)	—	(497,274)
Principal payments on note payable	—	(27,722)	(50,000)
Proceeds on note payable	420,000	100,000	520,000
Net proceeds (repayments) on note payable to/from officer	(62,941)	42,948	—
Net proceeds on note payable to director	25,000	—	25,000
Net proceeds (repayments) on note payable to affiliate	(86,230)	86,230	—
Proceeds from issuance of common stock	100,000	290,000	570,000
Proceeds from exercise of warrants	17,500	—	38,150
Net cash provided by financing activities	3,216,055	491,456	3,905,876

Net increase (decrease) in cash	676,115	(8,414)	676,085

Cash — beginning of period	—	8,414	30

Cash — end of period	$676,115	$—	$676,115

Supplemental disclosures of cash flow information:

Cash paid for interest	$2,165	$969	$11,263

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Cash Flows

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2006, the Company had the following transactions:

The Company issued options to purchase 60,000 shares of the Company’s common stock, originally valued at $33,964, to a consultant for services, of which $25,473 is included in prepaid expenses at December 31, 2006.

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

In connection with a convertible debt offering, the Company paid a finder’s fee of 479,303 warrants to purchase the Company’s common stock, valued at $375,307, of which $309,560 is included in debt issuance costs, net of amortization at December 31, 2006, and $65,747 was expensed in amortization of debt issuance costs.

As a result of a convertible debt offering, the Company reclassified 3,585,000 non-employee options and 1,625,000 non-employee warrants, with an estimated fair value of $3,666,802, from additional paid in capital to derivative financial instruments at estimated fair value.

During the year ended December 31, 2005, the Company had the following transactions:

The Company issued 3,090,000 shares of common stock, valued at $1,110,332, to outside consultants for services, of which $374,656 is included in prepaid expenses at December 31, 2005.

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

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Notes to Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

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

Following the merger, the Company changed its name to Sweet Success Enterprises, Inc. The Company’s operations will ultimately include the production, distribution, and marketing of its principal products, ready-to-drink functional health beverages carrying the Fuel For Health brand. To that end, the Company’s operations, to date, have included forming numerous strategic relationships for the purpose of marketing, public relations, product development, product placement, and also for the purpose of securing financing sources.

The Company became a development stage company when the Sweet Success Brand was purchased in December 2002. In July 2005, the Company reformulated and reintroduced the Sweet Success product line initially through two food retailers in Las Vegas, Nevada and 21 retailers in Texas. The reformulated product offered in these retail stores is the Company’s new Sweet Success “Fuel For Health”, formerly branded as “Complete Fuel,” premium priced ready-to-drink beverage. The Company believes that the Fuel For Health formula is responsive to contemporary consumers’ interest in nutritional and healthful products that can serve simply as a good tasting drink or as a food supplement.  Our product family has grown to seven all-natural healthy beverages with an overall target audience of 4 - 64 year olds.

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

Inventories

The Company has contracted with outside companies for the production of its products in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of December 31, 2006, the Company had raw material inventory of $116,501, finished goods inventory of $199,054 and inventory consigned to others of $50,265. As of December 31, 2005, the Company had raw material inventory of $37,045 and finished goods inventory of $44,325.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At December 31, 2006 and 2005, inventory reserves totaled $107,500 and $1,848, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method with a mid-month convention over the estimated useful lives, primarily three to seven years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement utilizing the straight-line method. Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred.   For the year ended December 31, 2006, the Company recorded $2,945 of depreciation expense.

Property and equipment consisted of at following at December 31, 2006.

Display coolers	$19,278
Office equipment	4,175
Leasehold improvements	27,041
$50,494
Less: Accumulated depreciation	(2,945)
Total Property and equipment, net	$47,549

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

Convertible Debt Financing and Derivative Liabilities

On August 21, 2006, the Company sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes” or individually the “Note”) due August 21, 2008 in a private placement offering, commonly referred to as a PIPE offering,  to accredited investors (“Subscribers” or individually the “Subscriber”) (note 6). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection, and anti-dilution protection (collectively, the “Debt Features”) contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments. Additionally, the Company issued warrants in connection with the transaction (“the PIPE warrants”) which are also treated as derivative financial instruments.

The Notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants (note 7).  Thus under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled. (note 6)

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. The estimated fair value of the Debt Features was determined using the probability weighted averaged expected cash flows, Lattice Model or the Black-Scholes model.  These models use several assumptions including:  stock price volatility for the relevant time period, the relevant risk-free interest rate, remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  The estimated value of the PIPE warrants and non-employee options and warrants was determined using the Black-Scholes model.  This model uses several assumptions including:   stock price volatility (utilizing the relevant time period), relevant risk-free interest rate, remaining maturity, exercise price and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.

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

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from ..50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. The Company entered into an agreement with a former non-employee director under which he was to receive a 1% royalty on the net sales proceeds on the first one million cases of all new products formulated by him, not including Bavarian Chocolate and Creamy Vanilla, (recently enhanced and relabeled Vita-Tein products) not to exceed $1,000,000 in total for all formulated products.  A new agreement was entered into with the former non-employee director eliminating any royalty obligation to him.  From inception through December 31, 2006, royalties incurred for under the terms of these agreements were $2,250.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. During the year ended December 31, 2006, the Company granted 500,000 employee options which vested immediately, 132,000 options to employees under the terms of the Employee Stock Option Plan and 100,000 employee stock options which are contingent on performance milestones.

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

Stock-based compensation issued to other than employees in conjunction with selling goods or services has been valued using either the Black-Scholes model to calculate the fair value of the services received or to be received or the fair value as determined by the quoted market price on the day of issuance. Options or warrants issued which are contingent upon certain performance occurring, are accounted for under variable plan accounting, at the point in time that management determines that the contingency will be satisfied.

Had compensation cost for the Company’s stock-based employee compensation plans for periods prior to January 1, 2006 been determined based upon a fair value method consistent with SFAS No. 123, its net loss and loss per share would have been increased to the pro forma amounts indicated below:

	For the Year Ended December 31, 2005	Cumulative from January 1, 2003 to December 31, 2005

Net loss, as reported	$(3,853,952)	$(6,282,900)
Deduct: Stock based employee compensation determined under the fair value based method	(893,273)	(893,273)
Add: Stock based employee compensation included in net loss	858,000	858,000
Net loss, pro forma	$(3,889,225)	$(6,318,173)

Basic and diluted loss per share, as reported	$(0.33)
Basic and diluted loss per share, pro forma	$(0.34)

For options granted to employees in 2005, the fair value of the option grants were determined using the Black-Scholes option pricing model with the following weighted average assumptions: stock price: $1.99, expected volatility of 82%, risk free interest rate of 3.85%, and expected life of 5 years.

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, it defers recognition of revenue until the right of return no longer exists or until it has developed sufficient historical experience to estimate sales returns. As of December 31, 2006, the Company had $50,265 in consigned inventory, $74,199 deferred revenue related to contingent sales, and a sales returns allowance of $15,724.

Provision for Doubtful Accounts

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  As of December 31, 2006 and 2005, no allowance was deemed necessary.

Advertising Costs

The Company expenses advertising as incurred. For the years ended December 31, 2006 and 2005, advertising costs incurred were $142,100 and $11,000, respectively.

Research and Development Costs

Research and development costs, which consist primarily of product development costs as well as non-cash compensation for stock options, are expensed in the period incurred and are included in general and administrative expenses. For the years ended December 31, 2006 and 2005, research and development costs incurred were approximately $251,000 and $189,000, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carry forwards, and because realization of such carry forwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carry forwards. The net operating loss carry forwards, expiring from 2015 through 2026, totaled approximately $6.3 million as of December 31, 2006.

Use of Estimates and Reclassifications

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to an annual comparison of the fair value of the long-lived asset with its carrying amount in its assessment of whether or not long-lived assets have been impaired. The Company has not recognized any impairment charges for its long-lived assets for the years ended December 31, 2006 and 2005.

Net Loss Per Common Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the years ended December 31, 2006 and 2005, stock options and warrants totaling 12,154,831 and 4,225,000 shares respectively were not included in the computation of diluted loss per share as their effect was anti-dilutive. Common stock equivalent shares issuable upon conversion of preferred stock totaling 1.4 million shares were excluded from the loss per share calculation for the years ended December 31, 2006 and 2005. The approximately 7.6 million shares of common stock issuable upon conversion of the Notes, had they been converted as of December 31, 2006, were also considered to be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, accounts receivable trade, accounts payable, due to officer , due to affiliate and derivative financial instruments. The carrying amounts of the financial instruments other than derivative financial instruments approximate fair value due to their short-term nature.  The fair value of derivative financial instruments is estimated and recorded as of each balance sheet date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations, but will expand disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

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

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP”). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. This was accomplished by amending SFAS No. 133 and No. 150 to include scope exceptions for registration payment arrangements. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, ”Accounting for Contingencies.” The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact this pronouncement will have on its financial statements.

Note 2 — Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of $13.3 million. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. Historically, the Company has supported its activities through the issuance of convertible debt and common stock through private placements, proceeds on notes payable, employee advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources.

In August 2006, the Company closed on a private placement offering to accredited investors (note 6). Funds from the offering were used primarily for marketing, inventory development, payment of debt and working capital. The Company expects that given requirements for currently planned product development and production efforts and its current level of overhead, it can continue to operate with currently available funds for a maximum of three months from December 31, 2006, although no assurance may be given that it will be able to do so and the extent of its expenditures on product development and product production and ability to market products produced may significantly impact that time frame.

Until such time as the products mature and the Company experiences repeat use by retail customers, the Company continues to meet with brokerage firms, private equity groups and individuals to explore possibilities of raising additional cash sufficient to fund its long-range business operating plan. The Company has no commitments from any investor for such financing other than disclosed herein. The Company also intends to pursue conventional financing sources to support projected accounts receivable and inventory balance growth.  The agreements associated with the convertible debt financing transaction restrict the Company’s ability to raise additional capital or obtain additional debt funding.

No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, even if successful in achieving its business plan goals or obtaining financing; the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

Note 3 — Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2006	2005

Prepaid marketing and promotion (Note 7)	$25,000	$462,278
Prepaid business advisory services (Note 7)	—	208,916
Prepaid investor relations (Note 7)	1,865	42,522
Prepaid research and development (Note 7)	25,473	34,033
Prepaid operating costs	97,149	—
Other	9,809	25,289
	$159,296	$773,038

Note 4 — Intangible Asset - Sweet Success Brand

In December 2002, the Company acquired the “Sweet Success” brand and other intellectual property from Nutri/System, Inc. (“Nutri”) for $200,000 in exchange for $150,000 in cash, a promissory note of $50,000 and 200,000 warrants to purchase common stock with an exercise price of $5.00, expiring December 24, 2005. No value has been assigned to the warrants as the fair value of the warrants, utilizing the Black-Scholes option pricing model, at date of grant was nominal. The following assumptions were used to value the warrants; stock value of $.50, expected life 3.0 years, .10% volatility and a risk-free rate of return of 4.5%. The warrants expired unexercised December 24, 2005. In connection with the purchase of the “Sweet Success” brand, the Company has entered into a royalty agreement with Nutri in which the Company shall make payments to Nutri equal to 1% of the Net Sales, payable quarterly on sales generated in the 19th and 36th months after the initial marketing of the Sweet Success product.

The intellectual property acquired includes the “Sweet Success” trademark, product specifications, trade secrets, and formulae and recipes. Because no determination can currently be made as to the length of the product life cycle, the life of the intellectual property is considered indefinite. Accordingly, no amortization has been recorded.

Note 5 — Related Party Transactions

The Company has made and received various advances to and from a company owned by an officer of Sweet Success Enterprises. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances bore interest at 8% per annum. Principal and interest were due September 20, 2006. The balances due to the affiliate were $0 and $86,230 at December 31, 2006 and December 31, 2005, respectively.

An officer of the Company has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into a note agreement with the officer whereby all advances bore interest at 8% per annum.  Principal and interest were due September 20, 2006, but were paid in full on August 22, 2006. Subsequent to the August repayment, the advances are used on a current terms basis and no longer are interest bearing. The balances owed by (due to) the officer were $9,797 and $(62,941) at December 31, 2006 and 2005, respectively.

In April 2006, the Company entered into an unsecured note agreement with a director, to fund operations, totaling $25,000. The note agreement bears interest at 8% per annum. Principal and interest were due November 30, 2006. The note was renewed under the same terms and is now due on March 31, 2007.

Note 6 — Notes Payable

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

In connection with this transaction, the Company incurred cash issuance costs of $497,274 which included a finder’s fee of $330,000, and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $872,581 to be amortized over the two year contractual term of the notes using the effective interest method.  Amortization expense for the year ended December 31, 2006 was $144,534.  The finder will also receive ten percent of all warrant proceeds, if any.

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

The Notes and the derivative liability related to the Debt Features have been classified as current liabilities as of December 31, 2006, since the Notes may be converted at the Subscriber’s option at any time after issuance and because of the put provision inherent in the redemption option. (note 10)  The warrants are also exercisable by the Subscriber at their option at any time after issuance and thus the derivative liability related to their estimated value has also been classified as a current liability.

The Notes are secured by substantially all of the Company’s assets and accrue interest at no less than eight percent (8%) with provisions for increased rates should certain events occur or fail to occur.  Accrued but unpaid interest is payable at maturity or may be included in the amount subject to conversion.  As of December 31, 2006, the applicable interest rate remains 8%. Contractual interest expense for the year ended December 31, 2006 and the related accrued interest payable as of that date were $95,474.

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

In the event (i) the Company is prohibited from issuing shares, (ii) the Company fails to timely deliver shares on a delivery date, (iii) upon the occurrence of any other event of default, any of the foregoing that continues for more than twenty (20) business days, (iv) a change in control or (v) of the liquidation, dissolution or winding up of the Company, then at the Subscriber’s election, the Company must pay to the Subscriber 120% of the outstanding principal amount of the Note designated by the Subscriber, together with accrued but unpaid interest thereon. (note 10)

Events of default include failure to pay principal or interest, breach of any material covenant which is not cured within 10 days of notice, breach of representations and warranties, bankruptcy, appointment of a receiver or trustee, a judgment for more than $50,000 that remains unresolved for 45 days, nonpayment under any other obligation greater than $100,000 for more than 20 days unless contested in good faith, delisting of the common stock for a period of seven consecutive trading days or notification the Company is not in compliance with listing conditions, a suspension of trading for five or more consecutive trading days, failure to timely deliver converted shares, warrant shares or replacement notes, failure to register the shares related to the Notes in accordance with the requirements contained in the agreement, (note 10) and failure to reserve the required amount of shares for issuance upon conversion.  The agreements also have cross default provisions with any other agreement to which the Company is a party.

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

The Company agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to register 150% of the Shares issuable upon conversion of all of the Notes by the Subscribers, and 100% of the shares issuable upon exercise of the PIPE warrants. The Company filed the registration statement within the stated time frame.  Should the registration statement not become effective within 150 days of the closing date of the private placement, the Company will incur significant monetary penalties.  (note 10)  The Company agreed to use its best efforts not to take any action or file any document (whether or not permitted by the 1933 Act or the 1934 Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said acts until August 21,

2008.  Until the earlier of the resale of the shares and the PIPE warrant shares by each Subscriber or August 21, 2008, the Company will use its best efforts to continue the listing or quotation of the common stock on a principal market and will comply in all respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the principal market.  During the period the conversion right exists, the Company is also required to reserve from its authorized and unissued common stock not less than an amount of common stock equal to 200% of the amount of shares issuable upon the full conversion of the Notes.

The Notes provide for liquidated damages on the occurrence of several events, including not meeting and maintaining the registration requirements and not responding to oral or written comments on the registration statement within ten business days. The liquidated damages are calculated as two percent of the aggregate principal balance of the unconverted Notes and the purchase price of shares issued upon conversion of Notes and exercise of the PIPE warrants for every 30 days or part thereof that the requirements are not met.  As of December 31, 2006, no liquidated damages have been incurred by the Company. (note 10) In determining the value of the derivative obligation as of December 31, 2006, liquidating damages were estimated using an 80% probability for the Debt Features and 10% probability for the Warrant portion for the period for which damages were estimated to be incurred.  No damages are payable once the securities are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

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

The proceeds from the financing transaction were first allocated to the fair value of the PIPE warrants (see PIPE WARRANTS ISSUED below) and then to the fair value of the compound embedded derivative contained in the Notes (see DEBT FEATURES below). The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes.  As such, the Notes were initially recorded at zero, a significant discount from their face amount.  This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the year ended December 31, 2006 the Company accreted $565,775 of debt discount.  The excess of the total fair value of all derivative financial instruments over the proceeds from the Notes was recorded as “Derivative financial instruments expense” of $3,599,190.

The PIPE warrants issued in connection with the Notes were determined to be freestanding derivative instruments. Accordingly, both the embedded and freestanding derivatives have been accounted for separately at estimated fair value under SFAS 133. The embedded derivatives are accounted for on a “bundled” basis in accordance with Statement 133 Implementation Issue No. B-15.

PIPE WARRANTS ISSUED

The estimated fair value of the PIPE warrants at issuance was as follows:

Date PIPE Warrants Issued	Number of PIPE warrants	Value at Issuance	Volatility at Issuance
August 21, 2006	2,875,817	$2,296,986	114%
August 21, 2006	2,396,514	$1,873,584	114%

These amounts have been classified as a derivative instrument and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with current authoritative guidance including EITF 00-19.  The five year term on the PIPE warrants does not begin until the effective date of the required registration statement which must be filed within 150 days to avoid monetary penalties.   Thus, the Company used a 5.42 year life for initial measurement as of August 21, 2006. The estimated fair value of the PIPE warrants as of August 21, 2006 was determined using the Black-Scholes option-pricing model with the following inputs and assumptions:   closing stock price $.94, respective exercise price of $1.00 or $1.25, expected life of 5.42 years, 114% volatility, and a risk free interest rate of 4.77%.  The Company engaged an outside consultant to assist management in valuing the PIPE warrants and the compound derivative embedded in the Notes.

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the PIPE warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, the PIPE warrants were revalued as of December 31, 2006.  In valuing the PIPE warrants at December 31, 2006, the Company used the following inputs and assumptions:   closing stock price $.58, respective exercise price of $1.00 or

$1.25, expected life of 5.64 years, 111% volatility, and a risk free interest rate of 4.69%.  The warrant derivative liability at December 31, 2006, had decreased from the $4,170,570 recorded at issuance to a fair value of $2,434,036 which resulted in a change in fair value of derivatives of $1,736,534 on the Company’s books for the year ended December 31, 2006.  The Company used a 5.64 year life based on the 5 year term beginning when the warrants are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

The estimated value of the PIPE warrants at both August 21, 2006 and December 31, 2006 includes the value of the anti-dilution protection which was estimated using the Black-Scholes model with a call option variable calculation. Inputs to the model included the term, volatility and interest rate assumptions for the relevant date as discussed above, a zero percent dividend assumption and a 10% probability of anti-dilution. The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the two or five year periods that the Notes and PIPE warrants are potentially outstanding and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. Accordingly, management has assigned a 10% probability to future dilutive financing transactions for the Notes and PIPE warrants at both August 21, 2006 and December 31, 2006.

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the Debt Features to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income.  The estimated fair value of the Debt Features at the date of issuance was determined using the probability weighted averaged expected cash flows / Lattice Model and the Black-Scholes model with the following inputs and assumptions:  closing stock price $.94, a conversion price and period based on the terms of the Notes (2 years), 102% volatility, and a risk free interest rate of 4.85%.   In valuing the Debt Features at December 31, 2006, the Company used the following inputs and assumptions:  closing stock price $0.58, a conversion price and period based on the terms of the Notes (1.6 years), 100% volatility, and a risk free interest rate of 4.92%.  Dividends were assumed to be zero for each estimate. The specific model used for each component of the Debt Features and assumptions used in addition to the applicable general inputs and assumptions were as follows:

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

•                                              The registration rights and associated liquidated damages clause were estimated at 2% for one thirty day period of non-registration as of August 21, 2006.  As of December 31, 2006, the registration statement had not been declared effective and the liquidating damages were estimated using an 80% probability for the Debt Features and 10% probability for the Warrant portion for the period for which damages were estimated to be incurred.  No damages are payable once the securities are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

•                                              The redemption option was valued using the Lattice Model to generate expected cash flows and then discounting the probability weighted expected cash flows. The probability of a redemption event was estimated at 50% as of August

21, 2006, since there are a number of events that invoke the redemption option.  As of December 31, 2006, the registration statement has not been declared effective and the probability of a redemption event was estimated at 75%.

•                                              The anti-dilution protection value was estimated using the Black-Scholes model with a call option variable calculation and a 10% probability of anti-dilution. The estimated probability of a dilutive financing transaction was based on the rationale discussed above in the “PIPE WARRANTS ISSUED” sub-heading.

•                                              The potential buy-in feature whereby the Company would reimburse the debt holder for any change in market price if the Company is unable to deliver registered shares in a timely fashion was determined to have a negligible probability and accordingly, the related value of this potential derivative is not considered to be significant at August 21, 2006 or December 31, 2006.

Management will monitor the probabilities and assumptions used in the above estimates and will revise them as necessary to estimate fair value at each balance sheet date.

For the year ended December 31, 2006, the Company recorded a change in fair value of derivatives on the statement of operations for the Debt Features of $519,214 due primarily to the change in the assumptions related to the redemption option and liquidated damages associated with the registration rights.  At December 31, 2006, the estimated fair value of the Debt Features was $3,623,141.

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

EXISTING NON-EMPLOYEE OPTIONS AND WARRANTS

The Notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants (note 7).  Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

As of the date of issuance of the Notes, the fair value of options to purchase 3,585,000 shares and warrants to purchase 1,625,000 shares totaling $3,666,802 was reclassified to the liability caption “Derivative financial instruments at estimated fair value” from additional paid-in capital.  The fair value as of August 21, 2006 was determined using the closing price of  $0.94, the respective exercise price ($.10-$3.00), the remaining term on each contract (.36- 5 years), the relevant risk free interest rate (4.77-5.11%) as well as the relevant volatility (102-119%).

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of these non-employee options and warrants to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, these non-employee options and warrants were revalued as of December 31, 2006.  In valuing these options and warrants at December 31, 2006, the Company used the closing price of the Company’s stock of $0.58, the respective exercise price ($.10-$3.00), the remaining term on each contract (.49- 4.96 years), the relevant risk free interest rate (4.70-5.09%) as well as the relevant volatility (92-111%).  The non-employee warrant derivative liability at December 31, 2006 had decreased from the $3,666,802 recorded as of August 21, 2006 to a fair value of $2,109,579, which resulted in a change in fair value of derivatives of $1,773,946 on the Company’s books for the year ended December 31, 2006, which is recognized in other income or expense.  Additionally, the Company recorded $314,101 as a derivative liability related to non-employee option grants after funding, as well as a $97,378 reduction of the derivative liability related to option forfeitures.

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

SUMMARY OF DERIVATIVES VALUES

The following tabular information summarizes the change in value of the derivative instruments during the year ended December 31, 2006:

	PIPE warrants derivative liability	Debt features derivative liability	Non-employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of August 21, 2006	$4,170,570	$3,103,927	$3,666,802	$10,941,299
Non-employee option grants after funding	—	—	314,101	314,101
Non-employee option forfeitures after funding	—	—	(97,378)	(97,378)
Change in estimated fair value of derivatives	(1,736,534)	519,214	(1,773,946)	(2,991,266)
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434,036	$3,623,141	$2,109,579	$8,166,756

The carrying value of the convertible debt as of December 31, 2006 was as follows:

Convertible debt on issuance, August 21, 2006	$3,300,000
Debt discount on issuance	(3,300,000)
Accretion of debt discount	565,775
December 31, 2006 net value of convertible debt	$565,775

Notes Payable

In November 2005, the Company entered into two note agreements with third parties, to fund operations, totaling $100,000. The note agreements bore interest at 7% per annum with principal and interest due November 2, 2006 and provided for prepayment, in whole or in part, without penalty.  During the first quarter of 2006, additional advances totaling $420,000 were made to help fund operations with the same terms and conditions as the original note agreements. In June 2006, the third parties assigned and transferred all outstanding note agreements totaling $520,000 of principal indebtedness to an escrow agent who subsequently extinguished said notes for 1,040,000 shares of the Company’s common stock and 520,000 options to purchase common stock of the Company. (note 7)

Note 7 — Stockholders’ Equity

Common Stock Issuances

In 2003, the Company issued 220,000 shares of common stock to consultants in exchange for services rendered during the year. The fair value of $440,000 (as determined by the quoted market price on day of issuance) for the services performed was recorded as general administrative expense during the year ended December 31, 2003.

In 2003, the Company issued 266,000 shares of common stock in conjunction with the exercise of warrants. In addition, the Company received $192,500 for the sale of 70,000 shares of common stock, 70,000 Series A warrants exercisable at $1.50 per common share, 70,000 Series B warrants exercisable at $2.00 per common share, and 70,000 Series C warrants exercisable at $3.00 per common share. The proceeds were allocated to the common stock as the fair value of the warrants was nominal. The fair value of the warrants was determined utilizing the Black-Scholes option pricing model using the following assumptions:  stock prices of $2.00, expected useful lives ranging from 1.3 years to 4.3 years, .10% volatility, and risk free interest rates ranging from 1.23% to 2.29%.

In 2004, the Company completed a private offering for the sale of 2,500,000 shares of common stock for a total of $180,000.

In 2004, the Company issued 1,200,000 shares of common stock to employees and consultants in exchange for services rendered during the year. The fair value of $144,000 (as determined by the quoted market price on day of issuance) for the services performed was recorded as general administrative expense during the year ended December 31, 2004. The Company also granted 200,000 shares of common stock to a consultant for services performed during 2004; however since the stock was not issued until 2005, the fair value of these services has been included in common stock shares to be issued at 2004. The fair value of $42,000 (as determined by the quoted market price on day of issuance) for the services performed was recorded as general administrative expense during the year ended December 31, 2004.

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

In 2005, the Company issued 3,090,000 shares of common stock to employees and consultants in exchange for services rendered during the year. The fair value of approximately $1,110,332 (as determined by the quoted market price on day of issuance) for the services performed was recorded as $735,676 in general administrative expense for the year ended December 31, 2005 and $374,656 was included in prepaid expenses as of December 31, 2005 as the services are to be performed in subsequent periods.  Additionally, during the year ended December 31, 2006, the Company expensed $372,791 in general and administrative expenses and had $1,865 remaining in prepaid expense as of December 31, 2006.

In 2005, the Company issued 800,000 shares of common stock to employees in lieu of cash payment for accrued compensation for services rendered in 2004 of $256,000.

In 2005, the Company issued and held 200,000 shares of common stock pending performance of a consultant. As of December 31, 2005, 30,000 shares have been earned by the consultant. The fair value of $41,400 (as determined by the quoted market price on day of issuance) for the 30,000 shares was recorded to general and administrative expense. The Company transferred the 30,000 shares to the consultant in October 2005. The fair value of the remaining 170,000 shares has not been recognized by the Company as no services have been performed related to these shares. In September, 2005 this agreement was replaced. The new agreement provides for 75,000 additional shares to be issued upon certain performance criteria being met.  In August 2006, the Company cancelled the remaining 170,000 shares as these shares had not been earned and the contract had been terminated.

In December 2005, the Company entered into a six-month agreement with a consultant to provide investor relations. Under the terms of this agreement, the consultant was to be issued 125,000 shares of the Company’s stock and paid a monthly service fee. The shares were issued in May 2006. The fair value of the shares was determined to be $112,500 and was recorded as $18,750 in general and administrative expense for the year ended December 31, 2005 and $93,750 in general and administrative expense for year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 385,000 shares of common stock to consultants in exchange for services rendered during the year. The fair value of the shares was determined to be $298,250 (as determined by the quoted market price on day of issuance) and is included in general and administrative expenses for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company agreed to issue 100,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of the common stock shares to be issued was determined to be $78,000 and is included in general and administrative expenses and common stock shares to be issued for the year ended December 31, 2006.

In June 2006, the Company completed a private placement offering with an investor for the sale of 200,000 shares of common stock for a total of $100,000.

In June 2006, two third parties assigned and transferred all outstanding note agreements totaling $520,000 of principal indebtedness to an escrow agent who subsequently extinguished said notes for 1,040,000 shares of the Company’s common stock and 520,000 options to purchase common stock of the Company. (note 6)The fair value of $832,000 (as determined by the quoted market price on day of conversion) for the stock issued was recorded as additional paid in capital for the quarter ended June 30, 2006. Each option is exercisable for one share of the Company’s common stock at an exercise price of $.60 and will expire on December 8, 2007. The Company has recorded the fair value of $247,567 as additional paid in capital for the quarter ended June 30, 2006, which represented the fair value determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.80, expected life of 1.5 years, 112% volatility, and a risk-free interest rate of 5.03%. A loss was recorded on the notes payable extinguishment in the amount of $545,557. The remainder of indebtedness comprising of $14,010 of interest accrued through the date of extinguishment, as per the original note terms, was waived. The holder(s) of the shares and options were granted piggy-back registration rights if the Company files any registration statement or upon written notice to the Company, the holder(s) may require the registration of such shares at any time commencing 180 days after shares are issued.

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

Stock Options and Warrants

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

During the year ended December 31, 2005, the Company issued 755,000 stock options to consultants and recorded general and administrative expense of $125,788 and $24,790 for the years ended December 31, 2005 and 2006, respectively, and prepaid expense of $24,790 and $0 as of December 31, 2005 and 2006, respectively, for awards valued at the estimated fair value of $150,578, utilizing the Black-Scholes option pricing model with the following assumptions: stock prices ranging from $.22 to $2.00, expected lives ranging from one year to 5 years, volatility ranging from .10% to 100%, and a risk-free interest rate of 4% to 4.38%. No options were granted during the year ended December 31, 2004.

In April 2005, the Company issued 600,000 stock options to a consultant for assistance in identifying strategic partners. The options vest depending on the consultant’s ability to identify and enter into a contract on behalf of the Company with a strategic partner for promotion of the Company’s’ product, which occurred in July, 2005. The fair value was determined to be $328,677, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.70, expected life of 2.79 years, 82% volatility, and a risk-free interest rate of 4%. The Company recognized the total $328,677 as general and administrative expense during 2005.

In June 2005, the Company issued 250,000 options in conjunction with an agreement with a member of the Board of Directors effective August 2005. The options have an exercise price of $.35 and expire in 2010. The Company has accounted for these options under APB 25 and recorded general and administrative expense of $410,000.

In June 2005, the Company issued 500,000 options in conjunction with an employment agreement. The options vest upon the Company receiving funding in excess of $5 million. The employment agreement was also contingent upon the Company receiving funding in excess of $5 million. As of December 31, 2005, the Company had not received the required funding and management was unable to estimate when the funding would be received, thus these options were not deemed to be issued and outstanding as of December 31, 2005. Effective in August 2006, the Company amended the employment agreement to reduce the minimum funding requirement for the employment agreement to become effective (note 9).  Under the terms of this agreement, the Company issued 500,000 options with an exercise price of $0.35 which vested immediately.  The fair value at measurement date was determined to be $402,656 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.90, expected life of 5 years, 114% volatility, 0% expected dividend yield and risk-free interest rate of 4.77%.  The expected life was determined by reviewing historical option exercises and exercise restrictions for this level employee, in connection with the contractual term. During the year ended December 31, 2006, the Company recorded $402,656 in general and administrative expense related to these options.

In June 2005, the Company issued 25,000 warrants to a consultant. No compensation has been recorded as the fair value of the warrants was nominal, determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.41, expected useful life of 1 year, ..10% volatility, and a risk-free interest rate of 4%. The consultant is also entitled to receive up to 850,000 options and warrants upon entering into three specific contracts on behalf of the Company. As of December 31, 2005, the consultant was successful in entering into one contract on behalf of the Company and earned 100,000 of the available contingent options and warrants. The estimated fair value of these warrants of $51,947 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.90, expected lives of 1 year, 100% volatility, and a risk-free interest rate of 4.36%. In January 2006, the consultant was successful in entering into a contract on behalf of the Company and earned 250,000 of the contingent options. At December 31, 2005 the fair value of the options of $220,520 was determined utilizing the Black Scholes option pricing model with the following assumptions:  stock price $1.30, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. As the option was contingent upon certain performance occurring, at the point in time that management determines that the contingency is satisfied, the option is valued and accounted for under variable plan accounting. On the date that the contingency is probable the options value is measured and on the date the contingency is met, the fair value of the options will be revalued, with any adjustment being recorded as expense. At December 31, 2005, the company recorded $220,520 as a prepaid expense. The Company revalued these options in January 2006, when the contingency was met, utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $1.22, expected life of 1 year, 100% volatility, and a risk free interest rate of 4.38%. The estimated fair value was determined to be $201,943, and was expensed during the year ended December 31, 2006, as general and administrative expense. In May 2006, the Company extended the expiration date of the 25,000 warrants previously granted to this consultant in 2005. The fair value of the extended warrants of $5,129 was determined utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $0.75, expected life of 3 months, 138% volatility and a risk free interest rate of 4.84%.  In August, 2006, after the original options had expired, the Company extended the life of options related to the contracts.  The new fair value of the extended options of $217,263 is included in general and administrative expenses for the year ended December 31, 2006 and was determined utilizing the Black-Scholes option pricing model with the following assumptions:  stock price $0.97, expected life of 1 year, 123% volatility and a risk free interest rate of 4.84%. As of December 31, 2006, no further contracts have been completed and therefore 500,000 options and warrants remain contingent.

In July 2005, the Company entered into a consulting agreement with a former director. The consulting agreement provides for the issuance of up to 800,000 options to purchase common stock at exercise prices ranging from $.70 to $2.50 per share. 100,000 of these options vested immediately. The Company has recorded general and administrative expense of $47,289 during 2005, which represented the fair value determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.70, expected life of 5 years, 82% volatility, and a risk-free interest rate of 4%. The issuance of the remaining options is contingent upon the consultant’s completion of various project milestones. In December 2005, the Company determined that it was probable that the consultant would complete certain project milestones and earn 120,000 of the available contingent options. The estimated fair value of these options of $117,177 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $1.30, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.35%. During 2005, $83,144 was recorded in general and administrative expense and a prepaid balance of $34,033 was recognized related to these options. As the option was contingent upon certain performance occurring, at the point in time that management determines that the contingency is satisfied, the option is valued and accounted for under variable plan accounting. On the date that the contingency is probable the options value is measured and on the date the contingency is met, the fair value of the options will be revalued, with any adjustment being recorded as expense. At September 30, 2006, the Company re-measured the options with the estimated fair value determined to be $64,422, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.78, expected life of 5 years, 97% volatility, and a risk free interest rate of 4.82%. During the year ended December 31, 2006, general and administrative expense was reduced by $31,150 resulting in a prepaid balance of $19,968 related to these options. In September

2006, the Company determined an additional 10,000 contingent options were probable based on the completion of certain milestones.  The estimated fair value of these options at the measurement date was $5,293, as determined by the Black-Scholes option pricing model with the following assumptions: stock price $0.78, expected life of 5 years, 112% volatility, and a risk-free interest rate of 4.59%. The remaining issuances of options to this consultant are contingent upon the completion of various project milestones. On December 15, 2006, the Company entered into an agreement with the former director whereby it will pay $60,000 prior to March 31, 2007 in exchange for all rights to five product formulations and will have no future royalty or option obligations to him.  Thus, the options previously considered earned will not be available to him and are considered forfeited, no royalties will be paid to him and the Company will have all rights to its current product formulas.  As of December 31, 2006, the Company owed the consultant $40,000 which is included in Accounts payable- trade.

In July 2005, the Company entered into a promotion agreement with a third party. The promotion agreement provides for the issuance of up to 2,000,000 warrants to purchase common stock at exercise prices ranging from $.70 to $1.25 per share.  The Company has recorded general and administrative expense of $401,955 during 2005 for 850,000 of these warrants which vested immediately. The 850,000 warrants were valued at the estimated fair value of approximately $0.13 per common share, determined utilizing the Black Scholes option pricing model with the following assumptions: stock price $0.70, expected life of 5 years, 82% volatility, and a risk-free interest rate of 4%.  The Company granted an additional 200,000 warrants to purchase common stock at an exercise price of $0.70 per share in conjunction with reaching a project milestone as specified in the promotion agreement. The estimated fair value of these warrants on the measurement date of $129,672 was determined utilizing the Black-Scholes option pricing model with the following assumptions: stock price $0.87, expected life of 4 years, 96% volatility, and a risk-free interest rate of 4.85%. During the year ended December 31, 2006, the Company expensed $129,672 related to these options as general and administrative expense.  The remaining 950,000 warrants as per the promotion agreement are contingent upon the consultant’s completion of various project milestones.

In exchange for each product integration, the Company shall pay the promoter 5% of the total net sales of the products included in the specified product integration and any other products appearing or depicted in the program featuring the product integration within one year of the new product airing or within six months of the existing product airing. The Company may also be obligated to pay a license royalty of 2.5% of certain sales as indicated in the promotion agreement.  As of December 31, 2006, none of these events have occurred and management is unable to estimate when these events will occur, thus these warrants are not deemed to be issued and outstanding as of December 31, 2006 and 2005.

In November 2005, the Company entered into a marketing agreement with a consultant. On January 1, 2006, the consultant became a member of the Board of Directors. Under the terms of the agreement, the Company issued the consultant 600,000 options with an exercise price of $.70. The fair value was determined to be $401,572, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.91, expected life of 5 years, 85% volatility, and a risk-free interest rate of 4.42%. During 2005, the Company recorded general and administrative expense of $401,572. The agreement also requires the Company to pay 9% of net sales to a specific retailer for a period of seven years. The Company may buy-out the agreement after 3 years at 3 times its annual revenue from the retailer in cash or stock.

During the year ended December 31, 2006, the Company issued 700,000 options to purchase common stock to consultants and recorded general and administrative expense of $402,234 and prepaid expense of $25,473 for awards valued at the estimated fair value of $427,707, utilizing the Black-Scholes option pricing model with the following assumptions: stock price ranging from $0.62 to $1.30, expected life of 1 to 5 years, volatility ranging from 85% to 112%, and a risk-free interest rate of 4.31% to 5.11%.

In December 2006, the Company entered into two one year consulting agreements for strategic partner introductions. Under the terms of the agreements, the Company issued 1,000,000 cashless stock warrants with an exercise price of $1.30 and a thirty six month term.  These warrants are exercisable after March 27, 2007. The fair value was determined to be $251,373 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $.53, expected life of 3 years, 102% volatility, and a risk-free interest rate of 4.63%. During 2006, the Company recorded general and administrative expense of $251,373 related to these warrants.

During the quarter ended September 30, 2006, the Company sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes in a private placement offering to third party accredited investors. The Subscribers have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the Notes, together with interest and fees due thereon, into shares of the Company’s common stock until the August 21, 2008 maturity date of the Notes.  Subscribers were also granted 2,875,817 (including 479,303 as a finder’s fee) Class A and 2,396,514 Class B common stock purchase warrants. (note 6) The Notes are potentially convertible into an unlimited number of common shares, resulting in the Company no longer having the control to physically or net share settle existing non-employee options and warrants.  Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding December 31, 2003	1,174,000	$0.86	—	$—
Exercised	(749,000)	(0.01)	—	—

Outstanding December 31, 2004	425,000	3.50	—	—
Granted	1,375,000	0.65	2,775,000	0.58
Expired	(350,000)	(3.61)	—	—

Outstanding December 31, 2005	1,450,000	0.78	2,775,000	0.58
Granted	6,497,331	1.13	2,080,000	0.46
Exercised	(25,000)	(0.70)	—	—
Forfeited	—	—	(230,000)	(0.70)
Expired	(25,000)	(0.70)	(500,000)	(0.72)
Outstanding December 31, 2006	7,897,331	$1.07	4,125,000	$0.49

Exercisable December 31, 2005	1,450,000	$0.78	2,305,000	$0.56

Exercisable December 31, 2006	6,897,331	$1.03	4,125,000	$0.49

Weighted average fair value of options and warrants granted December 31, 2006		$0.70		$0.63

The following table summarizes information for options December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.40	2,000,000	2.6	$0.24	2,000,000	$0.24
$0.50 - $0.60	970,000	1.0	0.55	970,000	0.55
$0.70 - $1.30	1,055,000	3.9	0.78	1,055,000	0.78
$1.50	100,000	3.8	1.50	100,000	1.50
	4,125,000	2.6	$0.49	4,125,000	$0.49

The following table summarizes information for warrants outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35 - $0.80	1,550,000	3.07	$0.66	1,550,000	$0.66
$1.00	2,875,817	5.64	1.00	2,875,817	1.00
$1.25	2,396,514	5.64	1.25	2,396,514	1.25
$1.30	1,000,000	2.99	1.30	—	—
$3.00	75,000	1.00	3.00	75,000	3.00
	7,897,331	4.76	$1.07	6,897,331	$1.03

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

No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise, unless extended under the Plan grant. Options under the Plan must be granted within 10 years from the effective date of the Plan and the exercise date of an option cannot be later than 10 years from the date of grant. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding. Options issued under the plan vest ratably over a three year period.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton option pricing formula with following weighted average assumptions.

Year Ended December 31, 2006
Dividend yield	0.0%
Expected volatility	114%
Risk free interest rate	4.6%
Expected lives	6.0 years

The expected volatility is based primarily on historical volatilities of similar entities.  The expected dividend yield is 0% as the Company has historically not paid cash dividends on its common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has chosen to estimate expected life using the simplified method as defined in Staff Accounting Bulletin 107, rather than using its own historical expected life as there has not been sufficient history to allow the Company to better estimate this variable.

A summary of the option and warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2005	—	$—
Granted	132,500	0.71

Outstanding December 31, 2006	132,500	$0.71

Exercisable December 31, 2005	—	$—
Exercisable December 31, 2006	—	$—

Weighted average fair value of options granted December 31, 2006		$0.61

The following table summarizes information for the options issued under the Plan as of December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.59	32,500	10.0	$0.59	—	$—
$0.75	100,000	9.8	0.75	—	—
	132,500	9.8	$0.71	—	$—

At December 31, 2006, there was $75,100 of total unrecognized compensation expense related to nonvested shares granted to employees under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. During the year ended December 31 2006, the Company recorded share-based compensation expense totaling $5,544 or less than .01 per share, under the provisions of SFAS 123R.

Note 8 — Income Taxes

Based on the Company’s operating losses, no provision for income taxes has been provided for the years ended December 31, 2006 and 2005.  At December 31, 2006, the Company had a net operating loss carry forward of approximately $6.3 million. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws. The Company has provided a full valuation allowance on the deferred tax asset, consisting of the net operating loss, because of uncertainty regarding its realization.

As a result of the Company’s reorganization under Chapter 11 of the United States Bankruptcy Code, future utilization of any income tax benefit from pre-reorganization net operating losses are not credited to the income tax provision, but rather, reported as an addition to capital in excess of par value. The Company utilized no amounts of pre-reorganization net operating loss carry forwards in fiscal 2006 or 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are approximately as follows:

	For the Years Ended
	December 31, 2006	December 31, 2005

Net operating loss for income tax purposes	$(2,139,000)	$(1,039,000)
Less valuation allowance	2,139,000	1,039,000

Net deferred tax asset	$—	$—

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net loss compared to the income taxes in the statements of operations:

	For the Years Ended
	December 31, 2006	December 31, 2005

Federal tax benefit at statutory rates	$(2,376,000)	$(1,310,000)

Less non-cash compensation	828,000	1,081,000
Less derivative transactions	448,000	—
Less change in valuation allowance	1,100,000	229,000

Reported income tax benefit	$—	$—

Note 9 — Commitments and Contingencies

Operating Leases

Prior to November 1, 2006, the Company leased space on a month to month basis. Effective November 1, 2006, the Company contracted for expanded corporate office space under a 36 month lease for approximately $4,500 per month. Rent expense was approximately $24,100 and $15,600 for the years ended December 31, 2006 and 2005, respectively.

Future minimum lease payments at December 31, 2006 under the operating lease referred to above are as follows:

Years Ended December 31,	Future Minimum Lease payment
2007	$52,275
2008	53,762
2009	45,834
$151,871

Employment Contracts

In June 2005, the Company executed a five year employment contract with Mr. Gallagher providing for his employment as Chairman and Chief Executive Officer contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by the Company’s $3,300,000 private placement completed in August 2006.  Mr. Gallagher’s employment contract provides for an annual salary of $225,000, $280,000, $335,000 and $400,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, a $1,200 per month car allowance and participation in any other benefits that the Company may offer. The Company also is to pay premiums for a $500,000 life insurance payable to a beneficiary selected by Mr. Gallagher and reimburse him for disability insurance premiums covering 50% of his base salary. The employment contract contains non disclosure and non competition clauses.  The Company may terminate Mr. Gallagher’s employment during the term of his contract, with or without cause; however, termination without cause or for good reason, as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary, including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.  Should the agreement terminate due to death or disability, the Company will pay 50% of the fixed salary for the remaining term of the contract.

In June 2005, the Company executed a five year employment contract with Mr. Williamson providing for his employment as President, contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by the Company’s $3,300,000 private placement completed in August 2006.  Mr. Williamson’s employment contract provides for an annual salary of $200,000, $240,000, $260,000 and $320,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, 500,000 stock options with an exercise price of $.35 (see Note 6 Stockholder’s Equity), a $1,200 per month car allowance and participation in any fringe benefits that the Company may offer.  The Company also is to pay premiums for a $500,000 life insurance payable to a beneficiary selected by Mr. Williamson and reimburse him for disability insurance premiums covering 50% of his base salary. The employment contract contains non disclosure and non competition clauses. The Company may terminate Mr. Williamson’s employment during the term of his contact, with or without cause; however, termination without cause or for good reason as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.  Should the agreement terminate due to death or disability, the Company will pay 50% of the fixed salary for the remaining term of the contract.

Finders Fees

The Company has committed to pay a finder’s fee of 10% of the cash proceeds of all PIPE warrants exercised. This fee will range from $0 - $540,000. As none of the PIPE warrants have been exercised, the Company has not recorded a liability for such fees.

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements expire through 2013. The Company entered into an agreement with a former non-

employee director under which he would have received a royalty equal to 1% of the net proceeds received by the Company from retailers and distributors of all new formulas developed by the former non-employee director as they sell through 1 million cases cumulatively with a $1 million cap.  A new agreement was entered into with the former non-employee director eliminating any royalty obligation to him.  From inception through December 31, 2006, royalties incurred for under the terms of these agreements were $2,250.

Note 10 — Subsequent Events (Unaudited)

Registration Statement

The Company originally sought to register, on behalf of the selling stockholders, 10,000,000 shares of its common stock underlying promissory notes and 5,272,331 shares underlying warrants, all of which were issuable to the Company’s selling stockholders in accordance with their private placement subscription agreements.  In January 2007, this registration statement was withdrawn and at the verbal request of certain of the Company’s selling stockholders, the Company filed a new registration statement, reducing the number of shares sought to be registered to 4,500,000 shares underlying the promissory notes and not seeking to register any of the 5,272,331 shares underlying the warrants.

A number of the selling stockholders have not agreed to allow the Company to register less than all of the shares required by the subscription agreements.  Accordingly, the Company may be deemed to be in breach of the subscription agreements as a result of registering less than the total number of shares required to be registered under the subscription agreements without all of the selling stockholders’ consent.  The Company may also be deemed to be in breach of the subscription agreements as a result of withdrawing the initial registration statement and not having a registration statement declared effective within 150 days of the closing date of the private placement.  Should the Company be deemed to have a non-registration event, the Company would be in default under the terms of the convertible note agreement and all amounts would be due and payable immediately. Additionally, should the Company be deemed to have a non-registration event, and then at the selling stockholder’s election, it must pay to the selling stockholder 120% of the outstanding principal amount of the Note designated by the selling stockholder, together with accrued but unpaid interest thereon.   The Company believes it has defenses against a claim for liquidated damages and that it is not in the best interest of the investor group to demand immediate repayment; however, the ultimate outcome of this situation is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received.

The Company can give no assurance that it will not in the future seek to register the remaining shares required to be registered under the subscription agreements, when or if the registration statement filed in January 2007 is declared effective by the Commission.

Director Options

In February 2007, in connection with the appointment of a new director, the Company issued 100,000 stock options, for director services to purchase common stock at an exercise price of $.61.  These options were issued under the  Employee Stock Option Plan and vest over two years at a rate of 1/3 at seven months, 1/3 at 14 months, and the remainder at two years from grant date.

Consultant Options

In January 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant can earn up to 250,000 cashless stock warrants at an exercise price of $1.30 with a 3 year life.  These warrants are to be earned by March 31, 2007.  As of the date of this filing, 83,333 warrants had been earned.

In February 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant was given 100,000 stock options which are exercisable immediately at an exercise price of $1.30 with a 3 year life.