Form 10QSB
period 2007-03-31
Sweet Success Enterprises, Inc
filed 2007-05-10
CIK 1338067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 7, 2007, the issuer had 17,486,013 shares of common stock outstanding, and 140,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes  ☐    No  ☒

SWEET SUCCESS ENTERPRISES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB, previously filed with the Commission on February 14, 2007.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Balance Sheets

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash	$32,026	$676,115
Accounts receivable — trade	48,957	62,554
Accounts receivable — officer	6,710	9,797
Inventories, net of reserve of $85,000 and $107,500 as of March 31, 2007 and December 31, 2006, respectively	529,848	258,320
Prepaid expenses	55,326	159,296
Total current assets	672,867	1,166,082

Non-current assets
Property and equipment, net of accumulated depreciation	43,341	47,549
Debt issuance costs, net of amortization of $260,536 and $144,534 as of March 31,2007 and December 31, 2006, respectively	602,653	728,047
Intangible assets	200,000	200,000
Total non-current assets	845,994	975,596

Total assets	$1,518,861	$2,141,678

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable — trade	$734,491	$570,675
Accrued compensation	154,497	27,289
Accrued expenses	676,338	111,483
Deferred revenue	91,248	74,199
Common stock shares to be issued	160,160	78,000
Note payable to director	—	25,000
Derivative financial instruments at estimated fair value	6,717,976	8,166,756
Convertible debt, net of debt discount of $2,225,014 and $2,734,225 as of March 31,2007 and December 31, 2006, respectively	940,261	565,775
Total current liabilities	9,474,971	9,619,177

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 140,000 shares issued and outstanding (liquidation preference $14)	14	14
Common stock, authorized 60,000,000 shares; $.0001 par value; 15,658,499 and 15,302,545 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	1,567	1,531
Additional paid-in capital	6,094,820	5,793,511
Deficit accumulated in development stage	(14,052,511)	(13,272,555)
Total stockholders’ equity (deficit)	(7,956,110)	(7,477,499)

Total liabilities and stockholders’ equity (deficit)	$1,518,861	$2,141,678

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Operations

	Three Months Ended March 31,		Cumulative from January 1, 2003 to
	2007	2006	March 31, 2007

Revenue	$31,680	$56,639	$140,969
Cost of sales	19,388	56,852	366,848

Gross margin (loss)	12,292	(213)	(225,879)

Selling, general and administrative expenses	908,706	886,521	11,968,947

Loss from operations	(896,414)	(886,734)	(12,194,826)

Interest income	2,691	—	24,943
Depreciation expense	(4,208)	—	(7,153)
Interest expense	(66,318)	(9,253)	(195,978)
Other income	16,167	—	16,167
Write-off of unamortized debt discount and issuance costs, due to debt conversion	(120,355)	—	(120,355)
Loss on extinguishment of notes payable	—	—	(545,557)
Derivative financial instruments expense	—	—	(3,599,190)
Amortization of debt discount	(414,507)	—	(980,282)
Amortization of debt issuance costs	(116,002)	—	(260,536)
Change in estimated fair value of derivatives	830,647	—	3,821,913
Total other income (expense)	128,115	(9,253)	(1,846,028)

Net loss	$(768,299)	$(895,987)	$(14,040,854)

Basic and diluted loss per share	$(0.05)	$(0.07)

Weighted average number of common shares outstanding — basic and diluted	15,325,824	13,697,545

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Statements of Cash Flows

	Three Months Ended March 31,		Cumulative from January 1, 2003 to
	2007	2006	March 31, 2007

Cash flows from operating activities
Net loss	$(768,299)	$(895,987)	$(14,040,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	96,685	440,431	6,333,971
Employee stock option expense	(1,784)	—	3,760
Depreciation expense	4,208	—	7,153
Inventory reserves	(22,500)	(1,176)	85,000
Repricing of warrants upon change in exercise price	—	—	1,414,749
Loss on extinguishment of notes payable	—	—	545,557
Non-cash interest expense	—	—	12,859
Derivative financial instruments expense	—	—	3,599,190
Write-off of unamortized debt discount and issuance costs, due to conversion	120,355	—	120,355
Amortization of debt discount	414,507	—	980,282
Amortization of debt issuance costs	116,002	—	260,536
Change in fair value of derivative instruments	(830,647)	—	(3,821,913)
Other net non-cash income and expense	(14,104)	—	(14,104)
Change in assets and liabilities:
Accounts receivable — trade	13,597	(5,410)	(48,957)
Accounts receivable — officer	3,087	—	(6,710)
Inventories	(249,028)	(272,066)	(614,848)
Prepaid expenses	120,728	(6,912)	(11,229)
Accounts payable – trade	163,816	326,943	711,437
Accrued compensation	127,208	2,777	410,497
Accrued expenses	61,290	11,290	173,924
Deferred revenue	17,049	32,550	91,248
Net cash used in operating activities	(627,830)	(367,560)	(3,808,097)

Cash flows from investing activities
Purchase of property and equipment	—	—	(50,494)
Net (payments) collections on loans to/from affiliate	—	—	970
Net cash provided by (used in) investing activities	—	—	(49,524)

Cash flows from financing activities
Proceeds from the issuance of convertible debt	—	—	3,300,000
Debt issuance costs related to the convertible debt	(16,259)	—	(513,533)
Principal payments on note payable	—	—	(50,000)
Proceeds on note payable	—	420,000	520,000
Net proceeds (repayments) on note payable to/from officer	—	(9,311)	—
Net proceeds on note payable to director	—	—	25,000
Net proceeds (repayments) on note payable to affiliate	—	22,133	—
Proceeds from issuance of common stock	—	—	570,000
Proceeds from exercise of warrants	—	—	38,150
Net cash provided by (used in) financing activities	(16,259)	432,822	3,889,617

Net increase (decrease) in cash	(644,089)	65,262	31,996

Cash — beginning of period	676,115	—	30

Cash — end of period	$32,026	$65,262	$32,026

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—	$11,263

See notes to financial statements.

Supplemental disclosure of non-cash activity:

2007 Activity

During the three months ended March 31, 2007, $134,725 of convertible notes and $6,423 of related accrued interest were converted to common stock.  In connection with these conversions, $188,731 was transferred from the liability for derivative financial instruments to additional paid-in capital.

During the three months ended March 31, 2007, the $25,000 note payable to director and related accrued interest were converted to common stock.

As a result of the adoption of Financial Accounting Standards Board (“FASB”) FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP” or “FSP EITF 00-19-2”) effective January 1,2007, $528,000 was recorded as a contingent liability for registration rights related to the common shares issuable upon conversion and the Series A and B warrant shares, with a charge to opening accumulated deficit of $11,657 and the removal of $516,343 from the liability for derivative financial instruments.

The Company issued options to purchase 100,000 shares of the Company’s common stock, originally valued at $31,977, to a consultant for services, of which $26,648 is included in prepaid expenses at March 31, 2007.

2006 Activity

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

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.

(a Development Stage Company)

Information as to March 31, 2007 and 2006 is Unaudited

Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Sweet Success Enterprises, Inc., formerly known as New Bridge Reorganization Corporation (the Company), was incorporated on August 7, 1995, in the State of Nevada. On December 12, 2000, the Company filed a petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code. On October 30, 2002, the Court accepted the Company’s Plan of Reorganization effective September 26, 2002. On November 15, 2002, New Bridge Reorganization Corporation entered into an “Agreement Concerning the Exchange of Securities” whereby the Company acquired all of the outstanding common stock of an unrelated entity, Beverage Acquisition Corporation. Prior to the merger, Beverage Acquisition Corporation had entered into an agreement to purchase the Sweet Success brand name along with other intellectual property from Nutri/System, Inc. The Company completed the acquisition of the Sweet Success® brand name December 2002.  The merger transaction was accounted for as a capital transaction and not as a business combination.  Immediately after the transaction, the shareholders of Beverage Acquisition Corporation owned 88% of the outstanding stock of the Company.  Additionally, the Company’s Board of Directors, immediately after the transaction, was comprised of the Directors of Beverage Acquisition Corporation.  Prior to the transaction, Beverage Acquisition Corporation did not have any previous operations.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for future periods. These unaudited financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB.

Inventories

The Company has contracted with outside companies for the production of its products in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of March 31, 2007, the Company had raw material inventory of $266,017, finished goods inventory of $286,132 and inventory consigned to others of $62,699. As of December 31, 2006, the Company had raw material inventory of $116,501, finished goods inventory of $199,054 and inventory consigned to others of $50,265.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At March 31, 2007 and December 31, 2006, inventory reserves totaled $85,000 and $107,500, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method with a mid-month convention over the estimated useful lives, primarily three to seven years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement utilizing the straight-line method.  Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred.  For the three months ended March 31, 2007 and the year ended December 31, 2006, the Company recorded $4,208 and $2,945 of depreciation expense, respectively.

Property and equipment consisted of the following:

	March 31 2007	December 31, 2006

Display coolers	$19,278	$19,278
Office equipment	4,175	4,175
Leasehold improvements	27,041	27,041
	$50,494	$50,494
Less: Accumulated depreciation	(7,153)	(2,945)
Total property and equipment, net	$43,341	$47,549

Convertible Debt Financing and Derivative Liabilities

On August 21, 2006, the Company sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes” or individually the “Note”) due August 21, 2008, in a private placement offering, commonly referred to as a PIPE offering, to accredited investors (“Subscribers” or individually the “Subscriber”) (note 5). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection, and anti-dilution protection (collectively, the “Debt Features”) contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments. (See note 5 for impact of FSP EITF 00-19-2 on treatment of registration rights.)  Additionally, the Company issued warrants in connection with the transaction (“the PIPE warrants”) which are also treated as derivative financial instruments.

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

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from ..50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013.  At March 31, 2007, royalties accrued for under the terms of these agreements were $2,823. From inception through December 31, 2006, royalties incurred for under the terms of these agreements were $2,250.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances.  During the year ended December 31, 2006, the Company granted 500,000 employee options which vested immediately, 132,500 options to employees under the terms of the Employee Stock Option Plan and 100,000 employee stock options which are contingent on performance milestones. Option forfeitures during the three months ended March 31, 2007 consisted of 132,500 options under the terms of the Employee Stock Option Plan and 100,000 employee stock options which are contingent on performance milestones. During the three months ended March 31, 2007, the Company granted 100,000 options to a non-employee director and 25,000 options to a consultant, under the terms of the Employee Stock Option Plan, and 300,000 employee stock options which are contingent on performance milestones.

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

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, it defers recognition of revenue until the right of return no longer exists or until it has developed sufficient historical experience to estimate sales returns. As of March 31, 2007, the Company had $62,699 in consigned inventory, $91,248 deferred revenue related to contingent sales and a sales returns allowance of $6,800.  As of December 31, 2006, the Company had $50,265 in consigned inventory, $74,199 deferred revenue related to contingent sales, and a sales returns allowance of $15,724.

Advertising Costs

The Company expenses advertising as incurred. Advertising costs of approximately $100,495 and $11,378 were incurred for the three months ended March 31, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs, which consist primarily of product development costs as well as non-cash compensation for stock options, are expensed in the period incurred and are included in general and administrative expenses. During the three months ended March 31, 2007 and 2006, the Company incurred research and development costs of approximately $34,551 and $80,527, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards, and because realization of such carryforwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carryforwards. The net operating loss carryforwards, expiring from 2015 through 2027, totaled approximately $7.1 million as of March 31, 2007.

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

Net Loss Per Common Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the three months ended March 31, 2007 and 2006, stock options and warrants totaling 12,497,331 and 4,265,000 shares respectively were not included in the computation of diluted loss per share as their effect was anti-dilutive. Common stock equivalent shares issuable upon conversion of preferred stock totaling 1.4 million shares were excluded from the loss per share calculation for the three months ended March 31, 2007 and 2006. The approximately 14.1 million shares of common stock issuable upon conversion of the remaining Notes, had they been converted as of March 31, 2007 were also considered to be anti-dilutive.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company implemented FIN 48 effective January 1, 2007 with no material effect on the Company’s financial position or results of operations.  The Company does not expect that FIN 48will have a material impact on its financial statements in the future.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 effective January 1, 2007.  The adoption did not have a material impact on the financial statements and the Company does not believe that SAB 108 will have a material impact on its financial statements in the future.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants or other financial instruments subject to the registration payment provisions. This was accomplished by amending SFAS No. 133 and No. 150 to include scope exceptions for registration payment arrangements. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5,”Accounting for Contingencies.” The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006.  The Company implemented this FSP effective January 1, 2007 and recorded an $11,657 charge to the opening balance of accumulated deficit.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of approximately $14.1 million. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. Historically, the Company has supported its activities through the issuance of convertible debt and common stock through private placements, proceeds on notes payable, employee advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources.

In August 2006, the Company closed on a private placement offering to accredited investors (note 5). Funds from the offering were used primarily for marketing, inventory development, payment of debt, costs associated with filing of required registration statements and working capital.  At March 31, 2007, the Company had $32,026 in cash remaining.  Until further financing is obtained, the Company has had to reduce or curtail planned product development, production and marketing efforts and reduce its level of overhead.

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

No assurance can be given that funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, that even if successful in achieving its business plan goals or obtaining financing; the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2007	2006

Prepaid marketing and promotion (Note 6)	$—	$25,000
Prepaid investor relations (Note 6)	27,114	1,865
Prepaid research and development (Note 6)	16,982	25,473
Prepaid operating costs	11,230	97,149
Other	—	9,809
	$55,326	$159,296

Note 4 - Related Party Transactions

The Company has made and received various advances to and from a company owned by an officer of Sweet Success Enterprises, Inc. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances bore interest at 8% per annum. Principal and interest were due September 30, 2006, but were paid in full on August 22, 2006.

An officer of the Company has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into a note agreement with the officer whereby all advances bore interest at 8% per annum.  Principal and interest were due September 20, 2006, but were paid in full on August 22, 2006. Subsequent to the August repayment, the advances are used on a current terms basis and no longer are interest bearing. The balances owed by (due to) the officer were $6,710 and $9,797 at March 31, 2007 and December 31, 2006, respectively.

In April 2006, the Company entered into an unsecured note agreement with a director, to fund operations, totaling $25,000. The note agreement bore interest at 8% per annum. Principal and interest were due November 30, 2006.  The note was renewed under the same terms through March 31, 2007.  On March 30, 2007, the note and related accrued interest were converted into 99,688 restricted shares of the Company’s common stock.  These shares were issued subsequent to March 31, 2007 and are thus included in common stock shares to be issued as of that date.

Note 5 – Notes Payable

Convertible Debt Terms and Covenants

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

In connection with this transaction, the Company incurred cash issuance costs of $513,532 which included a finder’s fee of $330,000, and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method.  Amortization expense for the three months ended March 31, 2007 and the year ended December 31, 2006 were $116,002 and $144,534, respectively.  The finder will also receive ten percent of all warrant proceeds, if any.

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

The Notes and the derivative liability related to the Debt Features have been classified as current liabilities as of March 31, 2007 and December 31, 2006, since the Notes may be converted at the Subscriber’s option at any time after issuance and because of the put provision inherent in the redemption option.  The warrants are also exercisable by the Subscriber at their option at any time after issuance and thus the derivative liability related to their estimated value has also been classified as a current liability.

The Notes are secured by substantially all of the Company’s assets and accrue interest at no less than eight percent (8%) with provisions for increased rates should certain events occur or fail to occur.  Accrued but unpaid interest is payable at maturity or may be included in the amount subject to conversion.  As of March 31, 2007 and December 31, 2006, the applicable interest rate remains 8%. Contractual interest expense for the 3 months ended March 31, 2007 and the year ended December 31, 2006 was $65,819 and $95,474, respectively, and the related accrued interest payable as of those dates was $154,882 and $95,474, respectively.

Except as detailed in the subscription agreement, the proceeds from the Notes may not be used for accrued and unpaid officer and director salaries, payment of financing related debt, redemption of outstanding notes or equity instruments of the Company, litigation related expenses or settlements, brokerage fees or non-trade obligations outstanding. Funds from the sale of the debentures were used primarily for marketing, inventory development, payment of debt and working capital.  The Notes and related agreements also limit the Company’s ability to pledge its assets, issue stock, options or warrants, incur additional debt, pay dividends on its common or preferred stock and engage in transactions with officers, directors or employees.

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

Events of default include failure to pay principal or interest, breach of any material covenant which is not cured within 10 days of notice, breach of representations and warranties, bankruptcy, appointment of a receiver or trustee, a judgment for more than $50,000 that remains unresolved for 45 days, nonpayment under any other obligation greater than $100,000 for more than 20 days unless contested in good faith, delisting of the common stock for a period of seven consecutive trading days or notification the Company is not in compliance with listing conditions, a suspension of trading for five or more consecutive trading days, failure to timely deliver converted shares, warrant shares or replacement notes, failure to register the shares related to the Notes in accordance with the requirements contained in the agreement and failure to reserve the required amount of shares for issuance upon conversion.  The agreements also have cross default provisions with any other agreement to which the Company is a party.

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

The Company agreed to file a registration statement with the Securities and Exchange Commission promptly within 45 days from the closing date of the private placement in order to register 150% of the Shares issuable upon conversion of all of the Notes by the Subscribers, and 100% of the shares issuable upon exercise of the PIPE warrants.  The registration statement was required to become effective within 150 days of the closing date of the private placement, or the Company is subject to significant monetary penalties.  The Company agreed to use its best efforts not to take any action or file any document (whether or not permitted by the 1933 Act or the 1934 Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said acts until August 21, 2008.  Until the earlier of the resale of the shares and the PIPE warrant shares by each Subscriber or August 21, 2008, the Company will use its best efforts to continue the listing or quotation of the common stock on a principal market and will comply in all respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the principal market.  During the period the conversion right exists, the Company is also required to reserve from its authorized and unissued common stock not less than an amount of common stock equal to 200% of the amount of shares issuable upon the full conversion of the Notes.

The Notes provide for liquidated damages on the occurrence of several events, including not meeting and maintaining the registration requirements and not responding to oral or written comments on the registration statement within ten business days. The liquidated damages are calculated as two percent of the aggregate principal balance of the unconverted Notes and the purchase price of shares issued upon conversion of Notes and exercise of the PIPE warrants for every 30 days or part thereof that the requirements are not met.  In determining the value of the derivative obligation as of December 31, 2006, liquidated damages were estimated using an 80% probability for the Debt Features and 10% probability for the Warrant portion for the period for which damages were estimated to be incurred. Effective January 1, 2007, the Company adopted FSP EITF 00-19-2. As a result of the adoption of the FSP, $528,000 was recorded as a contingent liability for registration rights related to the common shares issuable upon conversion and the Series A and B warrant shares, with a charge to opening accumulated deficit of $11,657 and the removal of $516,343 from the liability for derivative financial instruments.  No damages are payable once the securities are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

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

The proceeds from the financing transaction were first allocated to the fair value of the PIPE warrants (see PIPE WARRANTS ISSUED below) and then to the fair value of the compound embedded derivative contained in the Notes (see DEBT FEATURES below). The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes.  As such, the Notes were initially recorded at zero, a significant discount from their face amount.  This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the three months ended March 31, 2007 and the year ended December 31, 2006 the Company accreted $414,507 and $565,775 of debt discount, respectively.  The excess of the initial total fair value of all derivative financial instruments over the proceeds from the Notes was recorded as “Derivative financial instruments expense” of $3,599,190.

The PIPE warrants issued in connection with the Notes were determined to be freestanding derivative instruments. Accordingly, both the embedded and freestanding derivatives have been accounted for separately at estimated fair value under SFAS 133. The embedded derivatives are accounted for on a “bundled” basis in accordance with Statement 133 Implementation Issue No. B-15.

Registration Status

The Company originally sought to register, on behalf of the selling stockholders, 10,000,000 shares of its common stock underlying promissory notes and 5,272,331 shares underlying warrants, all of which were issuable to the Company’s selling stockholders in accordance with their private placement subscription agreements.  This registration statement was filed within the 45 day deadline.  In January 2007, this registration statement was withdrawn and at the verbal request of certain of the Company’s selling stockholders, the Company filed a new registration statement, reducing the number of shares sought to be registered to 4,500,000 shares underlying the promissory notes and not seeking to register any of the 5,272,331 shares underlying the warrants.  This registration statement was amended on February 23, 2007 to register 3,750,000 shares and was declared effective by the Securities and Exchange Commission on March 19, 2007.

A number of the selling stockholders have not agreed to allow the Company to register less than all of the shares required by the subscription agreements.  Accordingly, the Company may be deemed to be in breach of the subscription agreements and to owe liquidated damages related to registration rights as a result of registering less than the total number of shares required to be registered under the subscription agreements without all of the selling stockholders’ consent.  The Company may also be deemed to be in breach of the subscription agreements as a result of withdrawing the initial registration statement and not having a registration statement declared effective within 150 days of the closing date of the private placement.  Should the Company be deemed to have a non-registration event, the Company would be in default under the terms of the convertible note agreement and all amounts would be due and payable immediately. Additionally, should the Company be deemed to have a non-registration event, and then at the selling stockholder’s election, it must pay to the selling stockholder 120% of the outstanding principal amount of the Note designated by the selling stockholder, together with accrued but unpaid interest thereon.  As of March 31, 2007, no liquidated damages have been paid, but two investors have requested them during the conversion process. The Company responded that no such damages are due.  No redemption requests or other demands for payment have been received.

The Company believes it has defenses against a claim for liquidated damages and that it is not in the best interest of the investor group to demand immediate repayment.  However, the ultimate outcome of this situation is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received.

The Company can give no assurance that it will not in the future seek to register the remaining shares required to be registered under the subscription agreements.

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the PIPE warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, the PIPE warrants were revalued as of March 31, 2007 and December 31, 2006.  In valuing the PIPE warrants at March 31, 2007, the Company used the following inputs and assumptions: closing stock price $.29, respective exercise price of $1.00 or $1.25, expected life of 5.40 years, 111% volatility, and a risk free interest rate of 4.54%.  In valuing the PIPE warrants at December 31, 2006, the Company used the following inputs and assumptions: closing stock price $.58, respective exercise price of $1.00 or $1.25, expected life of 5.64 years, 111% volatility, and a risk free interest rate of 4.69%.  The warrant derivative liability at March 31, 2007, had decreased from the $2,434,036 estimated at December 31, 2006 to a fair value of $1,479,543 which resulted in a change in fair value of derivatives of $954,493 for the three months ended March 31, 2007.  The lives used by the Company for each valuation were based on the 5 year term beginning when the warrants are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

The estimated value of the PIPE warrants at each valuation date includes the value of the anti-dilution protection, which was estimated using the Black-Scholes model with a call option variable calculation. Inputs to the model included the term, volatility and interest rate assumptions for the relevant date as discussed above, a zero percent dividend assumption and the probability of anti-dilution. The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the two or five year periods that the Notes and PIPE warrants are potentially outstanding and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. Accordingly, management assigned a 10% probability to future dilutive financing transactions for the Notes and PIPE warrants at both August 21, 2006 and December 31, 2006.  This estimate was revised to 90% for the March 31, 2007 valuation given the Company’s current financial situation and status of its funding efforts.

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

Effective January 1, 2007, the Company adopted FSP EITF 00-19-2. As a result of the adoption of the FSP, $528,000 was recorded as a contingent liability for registration rights related to the common shares issuable upon conversion and the Series A and B warrant shares, with a charge to opening accumulated deficit of $11,657 and the removal of $516,343 from the liability for derivative financial instruments.

At issuance of the Notes, the Debt Features had an estimated initial fair value as follows, which was recorded in the liability caption “Derivative financial instruments at estimated fair value” on the balance sheet.

Debt Features
Date of Notes	Value at Issuance
August 21, 2006	$3,103,927

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the Debt Features to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income.  The estimated fair value of the Debt Features at the date of issuance was determined using the probability weighted averaged expected cash flows / Lattice Model and the Black-Scholes model with the following inputs and assumptions: closing stock price $.94, a conversion price and period based on the terms of the Notes (2 years), 102% volatility, and a risk free interest rate of 4.85%.  In valuing the Debt Features at March 31, 2007, the Company used the following inputs and assumptions: closing stock price $.29, a conversion price of $.225 and period based on the terms of the Notes (1.39 years), 105% volatility, and a risk free interest rate of 4.74%.  In valuing the Debt Features at December 31, 2006, the Company used the following inputs and assumptions: closing stock price $0.58, a pro-forma conversion price and period based on the terms of the Notes (1.6 years), 100% volatility, and a risk free interest rate of 4.92%.  Dividends were assumed to be zero for each estimate. The specific model used for each component of the Debt Features and assumptions used in addition to the applicable general inputs and assumptions were as follows:

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

•                                              The registration rights and associated liquidated damages clause were estimated at 2% for one thirty day period of non-registration as of August 21, 2006.  As of December 31, 2006, the registration statement had not been declared effective and the liquidated damages were estimated using an 80% probability for the Debt Features and 10% probability for the Warrant portion for the period for which damages were estimated to be incurred.  No damages are payable once the securities are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

Effective January 1, 2007, the Company adopted FSP EITF 00-19-2. As a result of the adoption of the FSP, $528,000 was recorded as a contingent liability for registration rights related to the common shares issuable upon conversion and the Series A and B warrant shares, with a charge to opening accumulated deficit of $11,657 and the removal of $516,343 from the liability for derivative financial instruments.  As of March 31, 2007, the carrying value of the contingent liability for registration rights of $511,833 was included in accrued expenses.  In management’s opinion, the maximum amount of liquidated damages associated with the registration rights as of March 31, 2007 was $511,833.  Other expense of $16,167 during the three months ended March 31,2007 is the result of the a decrease in the estimated contingent liability for registration rights associated with the warrants and stock issuable related to the convertible debt, primarily related to the conversions during the quarter.

•                                              The redemption option was valued using the Lattice Model to generate expected cash flows and then discounting the probability weighted expected cash flows. The probability of a redemption event was estimated at 50% as of August 21, 2006, since there are a number of events that invoke the redemption option.  As of December 31, 2006, the registration statement has not been declared effective and the probability of a redemption event was estimated at 75%.  The 75% probability was retained at March 31, 2007 since the effective registration does not cover the required number of shares.

•                                              The anti-dilution protection value was estimated using the Black-Scholes model with a call option variable calculation and a 10% probability of anti-dilution for the initial and December 31, 2006 valuations. This probability was increased to 90% for the March 31, 2007 valuation.  The estimated probability of a dilutive financing transaction was based on the rationale discussed above in the “PIPE WARRANTS ISSUED” sub-heading.

•                                              The potential buy-in feature whereby the Company would reimburse the debt holder for any change in market price if the Company is unable to deliver registered shares in a timely fashion was determined to have a negligible probability and accordingly, the related value of this potential derivative is not considered to be significant at August 21, 2006, December 31, 2006 or March 31, 2007.

Management will monitor the probabilities and assumptions used in the above estimates and will revise them as necessary to estimate fair value at each balance sheet date.

For the three months ended March 31, 2007, the Company recorded a change in fair value of derivatives on the statement of operations for the Debt Features of $1,516,317 due primarily to the change in the assumption related to the anti-dilution protection.  For the year ended December 31, 2006, the Company recorded a change in fair value of derivatives on the statement of operations for the Debt Features of $519,214 due primarily to the change in the assumptions related to the redemption option and liquidated damages associated with the registration rights.  At March 31, 2007 and December 31, 2006, the estimated fair value of the Debt Features was $4,434,102 and $3,623,141, respectively.

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

Conversion Status

During the three months ended March 31, 2007, $134,725 of convertible notes and $6,423 of related accrued interest was converted to 548,765 shares of registered common stock, of which 242,811 were included in shares to be issued as of March 31, 2007.  In connection with these conversions, $188,731 was transferred from the liability for derivative financial instruments to additional paid-in capital.  The unamortized debt discount and debt issuance costs of $94,704 and $25,651 were written off upon conversion.

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

As of the date of issuance of the Notes, the fair value of options to purchase 3,585,000 shares and warrants to purchase 1,625,000 shares totaling $3,666,802 was reclassified to the liability caption “Derivative financial instruments at estimated fair value” from additional paid-in capital.  The fair value as of August 21, 2006 was determined using the closing price of $0.94, the respective exercise price ($.10-$3.00), the remaining term on each contract ( .36- 5 years), the relevant risk free interest rate (4.77-5.11%) as well as the relevant volatility (102-119%).

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of these non-employee options and warrants to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, these non-employee options and warrants were revalued as of March 31, 2007 and December 31, 2006.  In valuing these options and warrants at March 31, 2007, the Company used the closing price of the Company’s stock of $0.29, the respective exercise price ($.10-$3.00), the remaining term on each contract ( .38- 4.71 years), the relevant risk free interest rate (4.54-5.07%) as well as the relevant volatility (101.4-111%).  The non-employee warrant derivative liability at March 31, 2007 had decreased from the $2,109,579 recorded as of December 31, 2006 which resulted in a change in fair value of derivatives of $1,392,741 on the Company’s books for the three months ended March 31, 2007, which is recognized in other income or expense.  Additionally, the Company recorded $86,943 as a derivative liability related to non-employee option grants after funding.  The resulting non-employee warrant derivative liability at March 31, 2007was $804,051.

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

SUMMARY OF DERIVATIVES VALUES

The following tabular information summarizes the change in value of the derivative instruments during the 3 months ended March 31, 2007 and the year ended December 31, 2006:

In thousands:

	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434	$3,623	$2,110	$8,167
Non-employee option grants after funding	—	—	87	87
Change in estimated fair value of derivatives	(954)	1,516	(1,393)	(831)
Transfer to additional paid in capital related to conversions	—	(189)	—	(189)
Adoption of FSP EITF 00-19-2	—	(516)	—	(516)
Derivative financial instruments at estimated fair value as of March 31, 2007	$1,480	$4,434	$804	$6,718

The carrying value of the convertible debt as of March 31, 2007 was as follows:

December 31, 2006 net value of convertible debt	$565,775
Accretion of debt discount	414,507
Conversion of debt to common shares, net of $94,704 discount	(40,021)
March 31, 2007 net value of convertible debt	$940,261

Note 6 – Stockholders’ Equity

Common Stock Issuances

In 2005, the Company issued 150,000 shares of common stock to employees and consultants in exchange for services rendered during the year. The fair value of approximately $31,500 (as determined by the quoted market price on day of issuance) for the services performed with $1,865 remaining in prepaid expenses as of December 31, 2006 as the services are to be performed in subsequent periods.  Additionally, during the three months ended March 31, 2007, the Company expensed $1,399 in general and administrative expenses and had $466 remaining in prepaid expense as of March 31, 2007.

During the year ended December 31, 2006, the Company agreed to issue 100,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of the common stock shares to be issued was determined to be $78,000 and is included in general and administrative expenses and common stock shares to be issued for the three months ended March 31, 2007.

In February 2007, the Company entered into a two year strategic partnership with a consultant in connection with developing e-commerce services.  The Company agreed to pay the consultant 50,000 shares of common stock upon the execution of the agreement.  The fair value of the common stock was determined to be approximately $26,500.  Additionally, the Company issued the consultant 25,000 stock options under the Employee Stock Option Plan. (See Employee Stock Option Plan)

Stock Options and Warrants

In June 2005, the Company issued 25,000 warrants to a consultant. The consultant is also entitled to receive up to 850,000 options and warrants upon entering into three specific contracts on behalf of the Company. As of December 31, 2006, the consultant was successful in entering into two contracts on behalf of the Company and earned 350,000 of the available contingent options and warrants. As of March 31, 2007, no further contracts have been completed and therefore 500,000 options and warrants remain contingent.

In July 2005, the Company entered into a promotion agreement with a third party. The promotion agreement provides for the issuance of up to 2,000,000 warrants to purchase common stock at exercise prices ranging from $.70 to $1.25 per share.  Through December 31, 2006, the third party had earned 1,050,000 of these warrants. The remaining 950,000 warrants as per the promotion agreement are contingent upon the consultant’s completion of various project milestones none of which we deemed probable at March 31, 2007.  In exchange for each product integration, the Company shall pay the promoter 5% of the total net sales of the products included in the specified product integration and any other products appearing or depicted in the program featuring the product integration within one year of the new product airing or within six months of the existing product airing. The Company may also be obligated to pay a license royalty of 2.5% of certain sales as indicated in the promotion agreement.  As of March 31, 2007, none of these events have occurred and management is unable to estimate when these events will occur, thus these warrants are not deemed to be issued and outstanding as of March 31, 2007.

In January 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant can earn up to 250,000 cashless stock warrants at an exercise price of $1.30 with a 3 year life.  In January 2007, the consultant earned 83,333 of these options.  These awards were valued at the estimated fair value of $29,792, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .68, expected life of 3 years, 102.2% volatility, and a risk-free interest rate of 4.85%.  In February 2007, the consultant earned an additional 83,333 of these options.  These awards were valued at the estimated fair value of $16,634, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .47, expected life of 2.91 years, 100.1% volatility, and a risk-free interest rate of 4.55%.  As a result of these issuances the Company recorded general and administrative expense of $46,426 for the three months ended March 31, 2007.

In February 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant was given 100,000 stock options which are exercisable immediately at an exercise price of $1.30 with a 3 year life.  This award was valued at the estimated fair value of $31,977, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .63, expected life of 3 years, 101.7% volatility, and a risk-free interest rate of 4.87%.  The company recorded $5,329 of general and administrative expense and $26,648 for the three months ended March 31, 2007.

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding December 31, 2006	7,897,331	$1.07	4,125,000	$0.49
Granted	—	—	350,000	1.30

Outstanding March 31, 2007	7,897,331	$1.07	4,475,000	$.55

Exercisable March 31, 2007	7,897,331	$1.07	4,391,667	$.53

Weighted average fair value of options and warrants granted March 31, 2007		$—		$.29

The following table summarizes information for options March 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.40	2,000,000	2.9	$0.24	2,000,000	$0.24
$0.50 - $0.60	970,000	0.8	0.55	970,000	0.55
$0.70 - $1.30	1,405,000	3.3	0.91	1,321,667	0.89
$1.50	100,000	3.5	1.50	100,000	1.50
	4,475,000	2.6	$0.55	4,391,667	$0.53

The following table summarizes information for warrants outstanding and exercisable at March 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35 - $0.80	1,550,000	2.83	$0.66	1,550,000	$0.66
$1.00	2,875,817	5.40	1.00	2,875,817	1.00
$1.25	2,396,514	5.40	1.25	2,396,514	1.25
$1.30	1,000,000	2.75	1.30	1,000,000	1.30
$3.00	75,000	0.75	3.00	75,000	3.00
	7,897,331	4.51	$1.07	7,897,331	$1.07

Employee Stock Option Plan (the Plan)

In February 2007, the Company entered into a one year strategic partnering agreement related to e-commerce activities.  Under the terms of the agreement the consultant will receive 50,000 shares of common stock (see Common Stock Issuances), 25,000 stock options, with an exercise price of $.53, issued under the Plan vesting immediately with a three year option term, and cash commissions based on sales on certain e-commerce sites.  These options to the consultant were valued at the estimated fair value of $8,540, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .53, expected life of 3 years, 100.9% volatility, and a risk-free interest rate of 4.74%.  The company recorded $8,540 of general and administrative expense for the three months ended March 31, 2007.

The Company records compensation expense for employee and director stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with following weighted average assumptions.

Three months ended March 31, 2007
Dividend yield	0.0%
Expected volatility	110.2%
Risk free interest rate	4.8%
Expected lives	5.63 years

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

A summary of the option and warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2006	132,500	$0.71
Granted	125,000	0.59
Forfeited	(132,500)	(0.71)

Outstanding March 31, 2007	125,000	$0.59

Exercisable March 31, 2007	25,000	$.53

Weighted average fair value of options granted March 31, 2007		$0.47

The following table summarizes information for the options issued under the Plan as of March 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	25,000	2.9	$0.53	25,000	$0.53
$0.61	100,000	9.9	0.61	—	—
	125,000	8.5	$0.59	25,000	$0.53

At March 31, 2007, there was $47,062 of total unrecognized compensation expense related to nonvested shares granted to employees and directors under the Plan. That cost is expected to be recognized over a weighted-average period of 1.85 years. During the three months ended March 31, 2007, the Company recorded share-based compensation income for employees and directors of $1,784 or less than $0.01 per share, under the provisions of SFAS 123R.  The share-based compensation income was the result of the removal of $5,544 in share-based compensation expense previously recorded related to the forfeited shares, netted against the $3,759 of share-based compensation expense for the new stock option issuances.

The Company also has 300,000 options which may be issued to employees upon the completion of certain milestones.  As of March 31, 2007, the options were not deemed to be probable under the provisions of SFAS 123R.

Note 7 – Commitments and Contingencies

Operating Leases

Prior to November 1, 2006, the Company leased space on a month to month basis. Effective November 1, 2006, the Company contracted for expanded corporate office space under a 36 month lease for approximately $4,500 per month. Rent expense was approximately $13,000 and $24,000 for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

Future minimum lease payments at March 31, 2007 under the operating lease referred to above are as follows:

Nine months ended December 31, 2007	$39,206
Year ended December 31, 2008	53,762
Year ended December 31, 2009	45,834
$138,802

Employment Contracts

In June 2005, the Company executed a five year employment contract with Mr. Gallagher providing for his employment as Chairman and Chief Executive Officer, contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by the Company’s $3,300,000 private placement completed in August 2006.  Mr. Gallagher’s employment contract provides for an annual salary of $225,000, $280,000, $335,000 and $400,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, a $1,200 per month car allowance and participation in any other benefits that the Company may offer. The Company also is to pay premiums for a $500,000 life insurance payable to a beneficiary selected by Mr. Gallagher and reimburse him for disability insurance premiums covering 50% of his base salary. The employment contract contains non disclosure and non competition clauses.  The Company may terminate Mr. Gallagher’s employment during the term of his contract, with or without cause; however, termination without cause or for good reason, as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary, including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.  Should the agreement terminate due to death or disability, the Company will pay 50% of the fixed salary for the remaining term of the contract.  Beginning February 26, 2007, the Company continued to accrue obligations to Mr. Gallagher under this contract but is deferring payment until financing is obtained.

In June 2005, the Company executed a five year employment contract with Mr. Williamson providing for his employment as President, contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by the Company’s $3,300,000 private placement completed in August 2006.  Mr. Williamson’s employment contract provides for an annual salary of $200,000, $240,000, $260,000 and $320,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, 500,000 stock options with an exercise price of $.35 (see Note 6 Stockholder’s Equity), a $1,200 per month car allowance and participation in any fringe benefits that the Company may offer.  The Company also is to pay premiums for a $500,000 life insurance payable to a beneficiary selected by Mr. Williamson and reimburse him for disability insurance premiums covering 50% of his base salary. The employment contract contains non disclosure and non competition clauses. The Company may terminate Mr. Williamson’s employment during the term of his contract, with or without cause; however, termination without cause or for good reason as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.  Should the agreement terminate due to death or disability, the Company will pay 50% of the fixed salary for the remaining term of the contract.  Beginning February 26, 2007, the Company continued to accrue obligations to Mr. Williamson under this contract but is deferring payment until financing is obtained.

Finders Fees

The Company has committed to pay a finder’s fee of 10% of the cash proceeds of all PIPE warrants exercised. This fee will range from $0 - $540,000. As none of the PIPE warrants have been exercised, the Company has not recorded a liability for such fees.

Note 8 – Subsequent Events

In April 2007, the Company entered into a one year strategic alliance with a consultant for assistance in locating and obtaining additional funding.  In connection with this agreement, the Company will negotiate compensation on a project by project basis.  All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant will receive 400,000 unregistered shares. This consultant also provided the Company with a $60,000 unsecured six month loan with interest payable at 9% upon maturity.

In April 2007, the Company entered into an agreement with a third-party consultant to provide investor relation services for a one year period in exchange for 300,000 restricted shares and a $5,000 deferred retainer fee.

In May 2007, the Company entered into an agreement with a third-party consultant to provide legal services and to act as a strategic partner in locating and obtaining financing for the Company in exchange for 750,000 restricted shares.

In May 2007, the Company entered into a one year strategic alliance with a director to provide investor relations and other business consulting services. In connection with this agreement, the Company will negotiate compensation on a project by project basis. All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant will receive 334,000 unregistered shares.  This consultant also provided the Company with a $50,000 unsecured one year loan with interest payable at 8% upon maturity.

Subsequent to March 31, 2007 and through May 8, 2007, the Company received additional conversion requests which resulted in the conversion of $580,551 of debt and related accrued interest into 3,012,152 registered shares.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 14, 2007.

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

Overview

In July 2005, the Company reformulated and reintroduced the Sweet Success product line initially through two food retailers in Las Vegas, Nevada and 21 retailers in Texas. The reformulated product offered in these retail stores is the Company’s new Sweet Success “Fuel For Health™”, formerly branded as “Complete Fuel,” premium priced ready-to-drink beverage. The Company believes that the Fuel For Health formula is responsive to contemporary consumers’ interest in nutritional and healthful products that can serve simply as a good tasting drink or as a food supplement.  Our product family has grown to seven all-natural healthy beverages with an overall target audience of 4 - 64 year olds:

•              Vita-Tein™ Super Shakes — A protein-based beverage available in Chocolate Super Shake and a Vanilla Super Shake, Vita-Tein is fortified with vitamins and minerals and enhanced with a proprietary blend of Aktivated Barley™, Guarana, and Ground Flax with Omega-3 Fatty Acids.

•              Power Blend™ Juice — A non-carbonated 100% juice energy drink that is fortified with Maca Root, Guarana, D-Ribose and Ginseng.

•              Chocolate Immunity Infusion ™ — A hypoallergenic non-dairy, non-soy protein base product. It is enhanced with Aktivated Barley (rich in beta-glucan), Astragalus and Vitamin C.

•              ChocKoala™ Immunity Jr. — A non-dairy, non-soy protein base product with an 8 ounce package geared towards children. It is enhanced with Aktivated Barley (rich in beta-glucan), Astragalus and Vitamin C.

•              Ultra Greens™ — A juice beverage that combines Barley Greens with the phytonutrients Spirulina and Chlorella.

•              GlucaSafe™— Enhanced with Cinnulin PF®, GlucaSafe is a functional health beverage with green and white tea and pomegranate extract that is targeted towards the diabetic market.

Fuel For Health has been introduced at a recommended retail price of approximately $1.99 for each 11 ounce serving.  The products are marketed in 11 ounce and 8 ounce Tetra Prisma® containers, packaged in cases of 24 units (6 four-packs). The products are “shelf stable” for up to one year using a process in which the product and its contents are sterilized by heating to over 250°F.  To date, production has been limited to approximately 41,400 cases of Fuel For Health, produced at a cost of approximately $690,000.

We are currently building a network of independent distributors, brokers, national retail accounts and web sellers that we anticipate to include 15,000 to 20,000 points of distribution. Our business plan contemplates increased consumer sales through expansion of our points of sale to include grocery, mass merchandisers, drug, specialty vitamin, warehouse clubs, natural/organic grocers, corner stores, online only retail and private label. In October 2006, we announced the shipment of Power Blend to approximately 2,500 GNC stores nationally making it available for the holiday season.  Additionally, we beta tested three products through approximately 500 stores in the Midwest and Southern Florida. Our Midwestern stores include Price Chopper, Reasor’s, Piggly Wiggly, Country Mart, Wiseway’s, Homeland, Ramey’s and various convenience stores. In Southern Florida our product is sold at corner and drug stores through Southern Wine and Spirits. As a result of the beta tests, we changed our ingredients and packaging to meet consumer needs and buying habits. During the first quarter of 2007, we announced the addition of Amazon.com, Tree of Life, Kehe Food Distributors, Rice Epicurean, Hi Health, Akins Natural Foods and Chamberlin’s Market and Cafés to our growing list of distributors.  These distributors will carry the full line of our Fuel for Health beverages.

The Company has yet to experience significant sales.  The primary focus during the fourth quarter of 2006 was to incorporate the information gained from our beta test markets, finalize our product family of 7 all-natural healthy beverages and complete initial production runs for the newest products in the product line.  We had some slippage into the first quarter of 2007 as a result of issues related to our manufacturing partners and availability of our Tetra Prisma containers, which postponed our initial production of GlucaSafe and Ultra Greens into the first quarter.

The next steps in our business plan were to set up distribution channels during the first quarter and to raise money to start the marketing program to support those distribution channels in the second quarter of 2007.  The slippage in production caused some slippage in these plans and we have also not raised the necessary funds to support our efforts to obtain adequate distribution or to support the distribution we currently have.  Our brick and mortar revenues for the first quarter of 2007 are primarily related to products sold through a consignment relationship with GNC and through products placed with a distributor during the fourth quarter of 2006 which sold into a retail outlet during the first quarter of 2007.  Our deferred revenue increased during the first quarter of 2007, primarily as a result of shipments to distributors which had not yet been placed into retail channels.  Until such time as we can support the ultimate sale to consumers of our products through product demonstrations, advertising and other efforts, it is more difficult for our distributors to place our products at retailers, since retailers allocate shelf space based on anticipated product sales.  We have carefully selected our opportunities for our limited marketing support funds, but establishing our products in a crowded market place will take significantly more expenditures. This product support is not an issue with our online accounts, including Amazon.com.  We are working with an e-commerce consultant to develop our on-line distribution.

After a series of correspondence with GNC, we notified them that they had not performed according to the terms of our marketing and promotion agreement. In March 2007, we received notice from GNC that terminated our agreement due to not meeting their sales and turn thresholds.  We intend to continue pursuit of this issue with GNC and are currently evaluating potential litigation to recover our damages from their performance throughout the term of our relationship.

During the first quarter we announced two strategic alliances with the manufacturers of two of our key ingredients.  The first was with Integrity Nutraceuticals International. The alliance enables Sweet Success to utilize the scientific research that shows the efficacy and safety of Cinnulin PF a key ingredient in GlucaSafe; the Company’s diabetic friendly beverage.  The Company featured the GlucaSafe product at the Natural Products Expo West during the quarter.  The second alliance was with NutriTech International. Sweden-based NutriTech is the maker of Aktivated Barley. The Company now has access to NutriTech’s scientific studies, and 20-years of research data, which validate Sweet Success’ position regarding the functionality of the Vita-Tein Supershakes, Chocolate Immunity Infusion and ChocKoala Immunity Jr.; all of which include Aktivated Barley as a key ingredient.

We believe that one of the keys to success in the nutritional beverage industry is continued advertising and promotion to drive consumer awareness, trial and repeat purchases of our products. This requires significant amounts of funding.  A primary component of our costs will be redeveloping brand awareness through marketing and advertising expenditures to support our line of products; including costs for sponsorship fees, advertising, special product sampling and promotional events. Retailers may receive rebates and promotional pricing incentives which we may pay to gain preferable shelf location for our products. Consumers may receive coupons, discounts and promotional incentives. We will also use in-store promotions, in-store placement of point-of-sale materials and endorsements from selected public figures.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the year ended December 31, 2006 and note 1 to the financial statements included in this Form 10-QSB.

Revenue Recognition

Our products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by our customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations we have entered into with our customers. In the case of sales of new products with right of return, for which we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. As of March 31, 2007, we had $62,699 in consigned inventory, $91,248 deferred revenue related to contingent sales, and a sales returns allowance of $6,800.

Provision for Doubtful Accounts

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes, if any, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of March 31, 2007, write-offs of accounts receivable have been negligible and no allowance was deemed necessary.

Inventory

We hold raw material and finished goods inventories, which are procured and manufactured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values are based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date and raw materials that may not be used in production. At March 31, 2007, an inventory allowance was recorded of $85,000.

Convertible Debt Financing and Derivative Liabilities

On August 21, 2006, we sold for cash an aggregate of $3.3 million of secured Convertible Promissory Notes (the “Notes”) due August 21, 2008 in a private placement offering, commonly referred to as a PIPE offering, to accredited investors (the “Subscribers”). In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection and anti-dilution protection (collectively the “Debt Features”) contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments.  (See note 5 for impact of FSP EITF 00-19-2 on treatment of registration rights.) Additionally, we issued warrants in connection with the transaction (the “PIPE warrants”) which are also treated as derivative financial instruments.

The Notes are potentially convertible into an unlimited number of common shares, resulting in our no longer having the control to physically or net share settle existing non-employee options and warrants (note 5). Thus under EITF 00-19, all non-employee options and warrants that are exercisable during the period that the Notes are outstanding are required to be treated as derivative liabilities and recorded at fair value until the provisions requiring this treatment have been settled.

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

Deferred Income Taxes

At December 31, 2006 we had net operating loss carry forwards for federal income tax purposes of approximately $7.1 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2007, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances. During the three months ended March 31, 2007, the Company granted 100,000 options to a non-employee director and 25,000 options to a consultant, under the terms of the Employee Stock Option Plan, and 300,000 employee stock options which are contingent on performance milestones.  Option forfeitures during the three months ended March 31, 2007 consisted of 132,500 options under the terms of the Employee Stock Option Plan and 100,000 employee stock options which are contingent on performance milestones.

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

Results of Operations

Results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenue. For the three months ended March 31, 2007, net sales of $31,680 were recorded. For the three months ended March 31, 2006, net sales amounted to $56,639.  This decrease in sales of approximately $25,000 is primarily attributable to our focus on expanding our distribution which has resulted in a higher proportion of consigned sales.  Until the products sell through to the ultimate customer, revenue is deferred on consigned sales.

Cost of Sales. For the three months ended March 31, 2007 cost of goods sold was $19,388, a decrease of approximately $37,000 from the $56,852 recorded for the three months ended March 31, 2006. Until such time as we have established markets for economic quantities of our products we will continue to experience higher costs per unit and such costs will not necessarily correlate directly to revenue.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Margin (Loss). For the three months ended March 31, 2007, net sales exceeded the cost of sales resulting in a gross margin of $12,292 compared to a gross loss of $213 for the three months ended March 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $908,706 for the three months ended March 31, 2007, an increase of approximately $22,000 from general and administrative expenses of $886,521 for the three months ended March 31, 2006. Overall, the increase related to increased activity as we began to move from a research and development company toward an operating company.  The largest individual increases were an increase of approximately $234,000 for payroll expense related to an increase in the number of compensated employees from three at March 31, 2006 to 12 during the quarter ended March 31, 2007, an increase in travel and marketing expenses of approximately $58,000 and $89,000, respectively, due to increased activity, offset by a decrease in non-cash compensation recorded of approximately $344,000 attributed to the issuance of stock, stock options and stock warrants and a decrease in professional and marketing fees of approximately $110,000.

Loss from Operations. Loss from operations was $896,414 for the three months ended March 31, 2007 compared to a loss of $886,734 for the three months ended March 31, 2006. The approximately $10,000 increase in loss from operations was the result of slightly better gross margin offset by the slightly higher operating expenses discussed above.

Interest Income. Interest income was $2,691 for the three months ended March 31, 2007.  The interest income is a result of the investment of the proceeds from the convertible debt transaction into an interest bearing account.

Interest Expense. Interest expense was $66,318 for the three months ended March 31; an increase of approximately $57,000 from interest expense of $9,253 recorded for the three months ended March 31, 2006. The increase in interest expense is primarily attributable to the issuance of convertible debt in August 2006.

Other Expense.  Other expense of $16,167 is the result of the a decrease in the estimated contingent liability for registration rights associated with the warrants and stock issuable related to the convertible debt, primarily related to the conversions during the quarter.

Write-off of Unamortized Debt Discount and Issuance Costs, due to Debt Conversion.  The unamortized portion of the debt discount and debt issuance costs related to the converted debt was expensed upon conversion.

Amortization of Debt Discount. The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes. As such, the Notes were recorded at zero, a significant discount from their face amount. This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the three months ended March 31, 2007 we accreted $414,507 of debt discount.

Amortization of Debt Issuance Costs. In connection with the convertible debt financing transaction, we incurred cash issuance costs of $513,532 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method. Amortization expense for three months ended March 31, 2007 was $116,002.

Change in Estimated Fair Value of Derivative Instruments. As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments. For the three months ended March 31, 2007, we recorded $830,647 of income as a result of the changes in estimated fair value displayed below:

In thousands:

	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434	$3,623	$2,110	$8,167
Non-employee option grants after funding	—	—	87	87
Change in estimated fair value of derivatives	(954)	1,516	(1,393)	(831)
Transfer to additional paid in capital related to conversions	—	(189)	—	(189)
Adoption of FSP EITF 00-19-2	—	(516)	—	(516)
Derivative financial instruments at estimated fair value as of March 31, 2007	$1,480	$4,434	$804	$6,718

Net Loss. Net loss was $768,299 for the three months ended March 31, 2007 compared to a loss of $895,987 for the three months ended March 31, 2006. The approximately $128,000 decrease in net loss was primarily attributable to the net impact of the convertible debt financing transaction discussed above.

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

The Company filed the initial registration statement within the stated time frame.  In January 2007, this registration statement was withdrawn and at the verbal request of certain of the Company’s selling stockholders, the Company filed a new registration statement, reducing the number of shares sought to be registered to 4,500,000 shares underlying the promissory notes and not seeking to register any of the 5,272,331 shares underlying the warrants.  This registration statement was amended on February 23, 2007 to register 3,750,000 shares and was declared effective by the Securities and Exchange Commission on March 19, 2007.

A number of the selling stockholders have not agreed to allow the Company to register less than all of the shares required by the subscription agreements.  Accordingly, the Company may be deemed to be in breach of the subscription agreements as a result of registering less than the total number of shares required to be registered under the subscription agreements without all of the selling stockholders’ consent.  The Company may also be deemed to be in breach of the subscription agreements and to owe liquidated damages related to registration rights as a result of withdrawing the initial registration statement and not having a registration statement declared effective by January 18, 2007. Should the Company be deemed to have a non-registration event, the Company would be in default under the terms of the convertible note agreement and all amounts would be due and payable immediately. Additionally, should the Company be deemed to have a non-registration event, then at the selling stockholder’s election, it must pay to the selling stockholder 120% of the outstanding principal amount of the Note designated by the selling stockholder, together with accrued but unpaid interest thereon.

The Company believes it has defenses against a claim for liquidated damages and that it is not in the best interest of the investor group to demand immediate repayment.  However, the ultimate outcome of this situation is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received.  In determining the value of the derivative obligation as of December 31, 2006, liquidated damages were estimated using an 80% probability for the Debt Features and 10% probability for the Warrant portion for the period for which damages were estimated to be incurred.  Effective January 1, 2007, we adopted FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP”).  As a result of the adoption of the FSP, $528,000 was recorded as a contingent liability for registration rights related to the common shares issuable upon conversion and the Series A and B warrant shares, with a charge to opening accumulated deficit of $11,657 and the removal of $516,343 from the liability for derivative financial instruments.  No damages are payable once the securities are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

The Notes are secured by substantially all of the our assets and in addition to the anti-dilution protection and registration rights also contain an interest rate adjustment provision, liquidated damages clause, buy-in protection and redemption option. Funds from the sale of the debentures were used primarily for marketing, inventory development, payment of debt and working capital.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the conversion right provision, interest rate adjustment provision, liquidated damages clause, redemption option, registration rights, buy-in protection and anti-dilution protection contained in the agreements governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the Debt Features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are accounted for separately from the debt instrument and recorded as derivative financial instruments. (See note 5 for impact of FSP EITF 00-19-2 on treatment of registration rights.)

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

In August 2006, we closed on a private placement offering to accredited investors (note 5). Funds from the offering were used primarily for marketing, inventory development, payment of debt and working capital.  A significant portion (approximately $510,000) of the proceeds was used for legal and accounting costs associated with multiple registration efforts since the SEC did not accept the initial registration statement due to the number of shares and conversion pricing the agreements required us to register.  At March 31, 2007 we had $32,026 in cash remaining.  Until further financing is obtained, we have had to reduce or curtail planned product development, production and marketing efforts and reduce its level of overhead.  As of May 4, 2007, we have six employees whose compensation is accrued but deferred and we are utilizing contract labor to fulfill the rest of our operating needs.

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

No assurance can be given that funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, that even if successful in achieving its business plan goals or obtaining financing; the Company will be able to generate sufficient cash flows to fund future operations.

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

We previously committed to pay royalties to Jon Barron, a former director, who helped develop the first two product formulations of Fuel For Health (Bavarian Chocolate and Creamy Vanilla, recently enhanced and relabeled as Vita-Tein products) and who assisted us in developing five other formulations for Fuel For Health. On December 15, 2006, we entered into an agreement with Mr. Barron whereby we paid $60,000 prior to March 31, 2007 in exchange for all rights to the current product formulations and now have no future royalty or option obligations to him. Other agreements entered into by us may require us to pay royalties ranging from .50% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. From inception through December 31, 2006, royalties incurred for under the terms of these agreements were $2,823.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2007, we reported a net loss of approximately $768,000 and have an accumulated deficit as of March 31, 2007 of approximately $14.1 million. We had approximately $8.8 million of negative working capital as of March 31, 2007 and $32,000 cash on hand as of the same date.

The reports by our independent registered accounting firms on our financial statements as of and for the years ended December 31, 2006 and 2005 each include a “going concern” explanatory paragraph which means that the auditors expressed substantial doubt about our ability to continue as a going concern.

In April 2006, we borrowed $25,000 from Theodore Heesch, to fund operations. The loan bore interest at 8% per annum and was due November 30, 2006.  The note was renewed under the same terms through March 31, 2007.  On March 30, 2007, the note and related accrued interest were converted into 99,688 restricted shares of the Company’s common stock.

Contractual Obligations	Remaining 2007	2008	2009	Thereafter	Total
Operating Lease — Office Space	$39,206	$53,762	$45,834	—	$138,802
Convertible Debt	—	3,165,275	—	—	3,165,275
Total Cash Obligations	$39,206	$3,219,037	$45,834	—	$3,304,077

We have excluded the derivative liabilities from the above table, because they represent non-cash liabilities and would distort the actual amount of our cash liabilities.

Net Cash Flows

Net cash used in operating activities for the three months ended March 31, 2007 was approximately $628,000 compared to approximately $368,000 during the three months ended March 31, 2006. The increase in cash used by operating activities of $260,000 was primarily attributable to the increase in cash operating expenses discussed above.

For the three months ended March 31, 2007 and 2006, there was no cash provided or used by investing activities.

Net cash provided (used) by financing activities was ($16,259) and $432,822, for the three months ending March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, financing activities consisted of additional debt issuance costs.  For the three months ended March 31, 2006, financing activities primarily consisted of proceeds of $420,000 on notes payable.

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

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of March 31, 2007, due to the material weakness in internal control over financial reporting described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 14, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our trademarks, trade secrets and our intellectual property rights generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, the $25,000 note and related accrued interest due to Ted Heesch, a director, were converted into 99,688 restricted shares of the Company’s common stock.  These shares were issued in April 2007.

In April 2007, the Company entered into a one year strategic alliance with David Bromberg for assistance in locating and obtaining additional funding.  In connection with this agreement, the Company will negotiate compensation on a project by project basis.  All compensation related to the agreement will be unregistered common shares of the Company.  For services to date, the consultant will receive 400,000 unregistered shares.

In May 2007, the Company entered into an agreement with Jeff Morehouse to provide legal services and to act as a strategic partner in locating and obtaining financing for the Comapny in exchange for 750,000 restricted shares.

In April 2007, the Company entered into an agreement with the Institutional Analyst, Inc. (Roland Perry, President) to provide investor relation services for a one year period in exchange for 300,000 restricted shares and a $5,000 deferred retainer fee.

In May 2007, the Company entered into a one year strategic alliance with Robert Straus, a director, to provide investor relations and other business consulting services. In connection with this agreement, the Company will negotiate compensation on a project by project basis. All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant will receive 334,000 unregistered shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In March 2007, the $25,000 note and related accrued interest due to Ted Heesch, a director, were converted into 99,688 restricted shares of the Company’s common stock.  These shares were issued in April 2007.

In April 2007, the Company entered into a one year strategic alliance with David Bromberg for assistance in locating and obtaining additional funding.  In connection with this agreement, the Company will negotiate compensation on a project by project basis.  All compensation related to the agreement will be unregistered common shares of the Company.  For services to date, the consultant will receive 400,000 unregistered shares.

In May 2007, the Company entered into an agreement with Jeff Morehouse to provide legal services and to act as a strategic partner in locating and obtaining financing for the Comapny in exchange for 750,000 restricted shares.

In April 2007, the Company entered into an agreement with the Institutional Analyst, Inc. (Roland Perry, President) to provide investor relation services for a one year period in exchange for 300,000 restricted shares and a $5,000 deferred retainer fee.

In May 2007, the Company entered into a one year strategic alliance with Robert Straus, a director, to provide investor relations and other business consulting services. In connection with this agreement, the Company will negotiate compensation on a project by project basis. All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant will receive 334,000 unregistered shares.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

10.39	Consulting Agreement with David Bromberg

10.40	Consulting Agreement with Institutional Analyst, Inc.

10.41	Consulting Agreement with Jeff Morehouse

10.42	Consulting Agreement with Robert Straus

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: May 9, 2007