Form 10QSB
period 2007-06-30
Sweet Success Enterprises, Inc
filed 2007-08-13
CIK 1338067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

SWEET SUCCESS ENTERPRISES, INC.
(Name of small business issuer specified in its charter)

Nevada	000-51542	54-2088620
(State or other jurisdiction of incorporation	(Commission File No.)	(I.R.S. Employer Identification No.)

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

As of August 8, 2007, the issuer had 22,575,174 shares of common stock outstanding, and 140,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐    No   ☒

SWEET SUCCESS ENTERPRISES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2007

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

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Balance Sheets

	June 30, 2007	December 31, 2006
Assets	(unaudited)
Current assets
Cash	$3,305	$676,115
Accounts receivable — trade	68,914	62,554
Accounts receivable — affiliate	62,500	—
Accounts receivable — officer	—	9,797
Inventories, net of reserve of $15,600 and $107,500 as of June 30, 2007 and December 31, 2006, respectively	539,696	258,320
Prepaid expenses	355,588	159,296
Total current assets	1,030,003	1,166,082

Non-current assets
Property and equipment, net of accumulated depreciation	39,133	47,549
Debt issuance costs, net of amortization of $350,816 and $144,534 as of June 30, 2007 and December 31, 2006, respectively	383,806	728,047
Intangible assets	200,000	200,000
Total non-current assets	622,939	975,596

Total assets	$1,652,942	$2,141,678

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable — trade	$761,703	$570,675
Accrued compensation	361,475	27,289
Accrued expenses	669,676	111,483
Deferred revenue	103,522	74,199
Common stock shares to be issued	148,055	78,000
Note payable to director	50,000	25,000
Notes payable to officer	94,405	—
Notes payable, net of debt discount of $70,055 at June 30, 2007	74,580	—
Derivative financial instruments at estimated fair value	9,465,421	8,166,756
Convertible debt, net of debt discount of $1,407,501 and $2,734,225 as of June 30, 2007 and December 31, 2006, respectively	1,040,308	565,775
Total current liabilities	12,769,145	9,619,177

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 140,000 shares issued and outstanding (liquidation preference $14)	14	14
Common stock, authorized 60,000,000 shares; $.0001 par value; 22,175,174 and 15,302,545 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	2,218	1,531
Subscription receivable	(40,000)	—
Additional paid-in capital	9,159,678	5,793,511
Deficit accumulated in development stage	(20,238,113)	(13,272,555)
Total stockholders’ equity (deficit)	(11,116,203)	(7,477,499)

Total liabilities and stockholders’ equity (deficit)	$1,652,942	$2,141,678

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		Cumulative from January 1, 2003 to
	2007	2006	2007	2006	June 30, 2007

Revenue	$59,444	$80,953	$27,764	$24,314	$168,733
Cost of sales	51,655	100,165	32,267	43,313	399,115

Gross margin (loss)	7,789	(19,212)	(4,503)	(18,999)	(230,382)

Selling, general and administrative expenses	2,384,439	2,154,857	1,475,733	1,268,336	13,444,680

Loss from operations	(2,376,650)	(2,174,069)	(1,480,236)	(1,287,335)	(13,675,062)

Interest income	2,710	—	19	—	24,962
Depreciation expense	(8,416)	—	(4,208)	—	(11,361)
Interest expense	(122,344)	(19,942)	(56,026)	(10,689)	(252,004)
Other income	32,668	—	16,501	—	32,668
Write-off of unamortized debt discount and issuance costs, due to debt conversion	(723,621)	—	(603,266)	—	(723,621)
Loss on extinguishment of notes payable	—	(545,557)	—	(545,557)	(545,557)
Derivative financial instruments expense	—	—	—	—	(3,599,190)
Amortization of debt discount	(757,321)	—	(342,814)	—	(1,323,096)
Amortization of debt issuance costs	(206,282)	—	(90,280)	—	(350,816)
Change in estimated fair value of derivatives	(2,794,645)	—	(3,625,292)	—	196,621
Total other income (expense)	(4,577,251)	(565,499)	(4,705,366)	(556,246)	(6,551,394)

Net loss	$(6,953,901)	$(2,739,568)	$(6,185,602)	$(1,843,581)	$(20,226,456)

Basic and diluted loss per share	$(0.40)	$(0.20)	$(0.32)	$(0.13)

Weighted average number of common shares outstanding — basic and diluted	17,369,981	13,843,678	19,391,674	13,988,204

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,		Cumulative from January 1, 2003 to
	2007	2006	June 30, 2007
Cash flows from operating activities
Net loss	$(6,953,901)	$(2,739,568)	$(20,226,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	670,251	1,260,043	6,907,537
Employee stock option expense	432,210	—	437,754
Depreciation expense	8,416	—	11,361
Inventory reserves	(91,900)	3,528	15,600
Repricing of warrants upon change in exercise price	—	—	1,414,749
Loss on extinguishment of notes payable	—	545,557	545,557
Non-cash interest expense	—	12,859	12,859
Derivative financial instruments expense	—	—	3,599,190
Write-off of unamortized debt discount and issuance costs, due to conversion	723,621	—	723,621
Amortization of debt discount	757,321	—	1,323,096
Amortization of debt issuance costs	206,282	—	350,816
Change in fair value of derivative instruments	2,794,645	—	(196,621)
Other net non-cash income and expense	(30,605)	—	(30,605)
Change in assets and liabilities:
Accounts receivable — trade	(6,360)	(4,689)	(68,914)
Accounts receivable — affiliate	(62,500)	—	(62,500)
Accounts receivable — officer	9,797	—	—
Inventories	(189,476)	(244,163)	(555,296)
Prepaid expenses	120,728	21,665	(11,228)
Accounts payable – trade	191,028	586,617	738,649
Accrued compensation	334,186	1,905	617,475
Accrued expenses	111,343	7,193	223,976
Deferred revenue	29,323	10,402	103,522
Net cash used in operating activities	(945,591)	(538,651)	(4,125,858)

Cash flows from investing activities
Purchase of property and equipment	—	—	(50,494)
Net (payments) collections on loans to/from affiliate	—	—	970
Net cash provided by (used in) investing activities	—	—	(49,524)

Cash flows from financing activities
Proceeds from the issuance of convertible debt	—	—	3,300,000
Debt issuance costs related to the convertible debt	(16,259)	—	(513,533)
Principal payments on note payable	—	—	(50,000)
Proceeds on note payable	74,580	420,000	594,580
Net proceeds (repayments) on note payable to/from officer	94,405	(4,619)	94,405
Net proceeds on note payable to director	50,000	25,000	75,000
Net proceeds (repayments) on note payable to affiliate	—	17,273	—
Proceeds from issuance of common stock	70,055	100,000	640,055
Proceeds from exercise of warrants	—	—	38,150
Net cash provided by (used in) financing activities	272,781	557,654	4,178,657

Net increase (decrease) in cash	(672,810)	19,003	3,275
Cash — beginning of period	676,115	—	30
Cash — end of period	$3,305	$19,003	$3,305

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$11,263

See notes to financial statements.

Supplemental disclosure of non-cash activity:

2007 Activity

During the six months ended June 30, 2007, $852,191 of convertible notes and $46,637 of related accrued interest were converted to 3,739,534 registered and 456,407 unregistered shares of common stock.  In connection with these conversions, $1,191,251 was transferred from the liability for derivative financial instruments to additional paid-in capital.

During the six months ended June 30, 2007, the $25,000 note payable to director and related accrued interest were converted to common stock.

During the six months ended June 30, 2007, a non-employee consultant exercised 400,000 stock options utilizing the cashless stock option feature.  The fair value of the options at time of issuance was determined to be $101,565. Due to an error the consultant received too many shares under the cashless exercise.  As of June 30, 2007, the Company had a $40,000 subscription receivable related to this over issuance of shares.

As a result of the adoption of Financial Accounting Standards Board (“FASB”) FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP” or “FSP EITF 00-19-2”) effective January 1, 2007, $528,000 was recorded as a contingent liability for registration rights related to the common shares issuable upon conversion and the Series A and B warrant shares, with a charge to opening accumulated deficit of $11,657 and the removal of $516,343 from the liability for derivative financial instruments.

During the six months ended June 30, 2007, the Company issued options to purchase 600,000 shares of the Company’s common stock, originally valued at $154,761, to consultants for services, of which $136,321 is included in prepaid expenses at June 30, 2007.  The Company also issued 1,090,000 shares of common stock to a consultant for services, originally valued at $363,000, of which $199,546 is included in prepaid expenses at June 30, 2007

During the six months ended June 30, 2007, the Company issued notes payable totaling $75,000 and granted 225,000 shares of common stock to investors in exchange for proceeds of $75,000.  As a result, a discount of $70,055 was recorded related to the notes payable.

2006 Activity

During the six months ended June 30, 2006, the Company issued 40,000 common stock options, valued at $28,904, to consultants for services, of which $12,846 is included in prepaid expenses at June 30, 2006.

During the six months ended June 30, 2006, the Company remeasured 370,000 common stock options previously valued at $337,697. As a result of the remeasurement, prepaid expenses were decreased by $14,065 and general and administrative expense was decreased by $49,727.

During the six months ended June 30, 2006, the Company issued 25,000 shares of common stock, valued at $21,250 to a consultant for services rendered.

During the six months ended June 30, 2006, the Company issued 125,000 shares of common stock, valued at $112,500, to a consultant for services. The shares were granted during the year ended December 31, 2005.

During the six months ended June 30, 2006, the Company granted 335,000 shares of common stock, valued at $278,000, to consultants for services, of which $111,250 is included in prepaid expenses at June 30, 2006.

During the six months ended June 30, 2006, in exchange for 1,040,000 shares of common stock and 520,000 options to purchase common stock, the Company extinguished outstanding note agreements totaling $520,000 of principal indebtedness and accrued interest of $14,010 through an escrow agent and recognized a loss on extinguishment of notes payable in the amount of $545,557.

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Information as to June 30, 2007 and 2006 is Unaudited

Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Sweet Success Enterprises, Inc., formerly known as New Bridge Reorganization Corporation (the Company), was incorporated on August 7, 1995, in the State of Nevada. On December 12, 2000, the Company filed a petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code. On October 30, 2002, the Court accepted the Company’s Plan of Reorganization effective September 26, 2002. On November 15, 2002, New Bridge Reorganization Corporation entered into an “Agreement Concerning the Exchange of Securities” whereby the Company acquired all of the outstanding common stock of an unrelated entity, Beverage Acquisition Corporation. Prior to the merger, Beverage Acquisition Corporation had entered into an agreement to purchase the Sweet Success® brand name along with other intellectual property from Nutri/System, Inc. The Company completed the acquisition of the Sweet Success brand name December 2002.  The merger transaction was accounted for as a capital transaction and not as a business combination.  Immediately after the transaction, the shareholders of Beverage Acquisition Corporation owned 88% of the outstanding stock of the Company.  Additionally, the Company’s Board of Directors, immediately after the transaction, was comprised of the Directors of Beverage Acquisition Corporation.  Prior to the transaction, Beverage Acquisition Corporation did not have any previous operations.

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

The Company became a development stage company when the Sweet Success Brand was purchased in December 2002. In July 2005, the Company reformulated and reintroduced the Sweet Success product line initially through two food retailers in Las Vegas, Nevada and 21 retailers in Texas. The reformulated product offered in these and other retail stores, as well as through on-line retailers,  is the Company’s new Sweet Success “Fuel For Health™”, formerly branded as “Complete Fuel,” premium priced ready-to-drink beverage. The Company believes that the Fuel For Health formula is responsive to contemporary consumers’ interest in nutritional and healthful products that can serve simply as a good tasting drink or as a food supplement.  Our product family has grown to seven all-natural healthy beverages with an overall target audience of 4 - 64 year olds.

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

Inventories

The Company has contracted with outside companies for the production of its products in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of June 30, 2007, the Company had raw material inventory of $270,049, finished goods inventory of $220,875 and inventory consigned to others of $64,372.  As of December 31, 2006, the Company had raw material inventory of $116,501, finished goods inventory of $199,054 and inventory consigned to others of $50,265.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At June 30, 2007 and December 31, 2006, inventory reserves totaled $15,600 and $107,500, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method with a mid-month convention over the estimated useful lives, primarily three to seven years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement utilizing the straight-line method.  Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred.  For the six months ended June 30, 2007 and the year ended December 31, 2006, the Company recorded $8,416 and $2,945 of depreciation expense, respectively.

Property and equipment consisted of the following:

	June 30, 2007	December 31, 2006

Display coolers	$19,278	$19,278
Office equipment	4,175	4,175
Leasehold improvements	27,041	27,041
	$50,494	$50,494
Less: Accumulated depreciation	(11,361)	(2,945)
Total property and equipment, net	$39,133	$47,549

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

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from 0.5% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013.  At June 30, 2007, royalties accrued for under the terms of these agreements were $3,350. From inception through June 30, 2007, royalties incurred under the terms of these agreements were $5,142.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances.  During the year ended December 31, 2006, the Company granted 500,000 employee options which vested immediately, 132,500 options to employees under the terms of the Employee Stock Option Plan and 100,000 employee stock options which are contingent on performance milestones. Option forfeitures during the six months ended June 30, 2007 consisted of 132,500 options under the terms of the Employee Stock Option Plan and 100,000 employee stock options which were contingent on performance milestones. During the six months ended June 30, 2007, the Company granted 100,000 options to a non-employee director and 25,000 options to a consultant, under the terms of the Employee Stock Option Plan, 980,000 employee stock options which vested immediately and 200,000 employee stock options which are contingent on performance milestones.

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

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, it defers recognition of revenue until the right of return no longer exists or until it has developed sufficient historical experience to estimate sales returns. As of June 30, 2007, the Company had $64,372 in consigned inventory, $103,522 deferred revenue related to contingent sales and a sales returns allowance of $6,100.  As of December 31, 2006, the Company had $50,265 in consigned inventory, $74,199 deferred revenue related to contingent sales, and a sales returns allowance of $15,600.

Advertising Costs

The Company expenses advertising as incurred. Advertising costs of approximately $122,369 and $40,106 were incurred for the six months ended June 30, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs, which consist primarily of product development costs as well as non-cash compensation for stock options, are expensed in the period incurred and are included in general and administrative expenses. During the six months ended June 30, 2007 and 2006, the Company incurred research and development costs of approximately $61,042 and $86,051, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards, and because realization of such carryforwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carryforwards. The net operating loss carryforwards, expiring from 2015 through 2027, totaled approximately $7.7 million as of June 30, 2007.

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

Net Loss Per Common Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the six months ended June 30, 2007 and 2006, stock options and warrants totaling 13,977,331 and 5,385,000 shares, respectively, were not included in the computation of diluted loss per share as their effect was anti-dilutive. Common stock equivalent shares issuable upon conversion of preferred stock totaling 1.4 million shares were excluded from the loss per share calculation for the six months ended June 30, 2007 and 2006. The approximately 8.4 million shares of common stock issuable upon conversion of the remaining Notes, had they been converted as of June 30, 2007 were also considered to be anti-dilutive.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company implemented FIN 48 effective January 1, 2007 with no material effect on the Company’s financial position or results of operations.  The Company does not expect that FIN 48 will have a material impact on its financial statements in the future.

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

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument−by−instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt SFAS 159 on January 1, 2008. The adoption of this statement is not expected to have a material impact on financial condition or results of operations although the Company is still in the process of evaluating the fair value option.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of approximately $20.2 million. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. Historically, the Company has supported its activities through the issuance of convertible debt and common stock through private placements, proceeds on notes payable, employee advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources.

In August 2006, the Company closed on a private placement offering to accredited investors (note 5). Funds from the offering were used primarily for marketing, inventory development, payment of debt, costs associated with filing of required registration statements and working capital.  At June 30, 2007, the Company had minimal cash remaining.  Until significant further financing is obtained, the Company has had to reduce or curtail planned product development, production and marketing efforts and reduce its level of overhead.

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

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2007	2006

Prepaid marketing and promotion (Note 6)	$117,668	$25,000
Prepaid investor relations (Note 6)	18,653	1,865
Prepaid research and development (Note 6)	8,491	25,473
Prepaid operating costs	11,230	97,149
Prepaid legal and funding services (Note 6)	199,546	—
Other	—	9,809
	$355,588	$159,296

Note 4 - Related Party Transactions

The Company has made and received various advances to and from a company owned by an officer of Sweet Success Enterprises, Inc. On December 9, 2005, the Company entered into a note agreement with the affiliate whereby all advances bore interest at 8% per annum. Principal and interest were due September 30, 2006, but were paid in full on August 22, 2006.  As of June 30, 2007, this affiliate owed the Company $62,500, which was repaid in July 2007.

An officer of the Company has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into a note agreement with the officer whereby all advances bore interest at 8% per annum.  Principal and interest were due September 20, 2006, but were paid in full on August 22, 2006. Subsequent to the August 2006 repayment and through May 2007, the advances were used on a current terms basis and were no longer interest bearing.   The balance owed by the officer was $9,797 at December 31, 2006. In May and June 2007 the Company entered into note agreements with the officer for a total of $95,300, with stated maturities of two to six months at an 8% interest rate.  The officer owed the Company $895 on a current terms basis which has been netted in the amount payable as of June 30, 2007.

In April 2006, the Company entered into an unsecured note agreement with a director, to fund operations, totaling $25,000. The note agreement bore interest at 8% per annum. Principal and interest were due November 30, 2006.  The note was renewed under the same terms through March 31, 2007.  On March 30, 2007, the note and related accrued interest were converted into 99,688 restricted shares of the Company’s common stock.  These shares were issued during the six months ended June 30, 2007.

In May 2007, the Company entered into a one year strategic alliance with a director to provide investor relations and other business consulting services. In connection with this agreement, the Company will negotiate compensation on a project by project basis. All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant will receive 334,000 unregistered shares.  (See Note 6) The Company also entered into an unsecured note agreement with the director, to fund operations, totaling $50,000. The note agreement bears interest at 8% per annum.  Principal and interest are due May 2008.

Note 5 – Notes Payable

Notes Payable

In May 2007, a consultant provided the Company with a $60,000 unsecured six month loan with interest payable at 9% upon maturity.

In May 2007, the Company issued unsecured notes payable totaling $9,635 with a one year term and 8% interest payable at maturity.

In June 2007, the Company issued notes payable totaling $75,000 and 225,000 shares of common stock to investors in exchange for proceeds of $75,000.  The proceeds were allocated to the notes payable and the stock issued based on their relative estimated fair values.  As a result, a discount of $70,055 was recorded related to the notes payable.  The unsecured notes have a six month term with 8% interest payable at maturity.  If the notes are not paid at maturity, the interest rate increases to 10%.

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

In connection with this transaction, the Company incurred cash issuance costs of $513,532 which included a finder’s fee of $330,000, and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method.  Amortization expense for the six months ended June 30, 2007 and the year ended December 31, 2006 were $206,282 and $144,534, respectively.  The finder will also receive ten percent of all warrant proceeds, if any.

Date of Notes	Amount of Notes	Conversion Price (1)	Term of Notes
August 21, 2006	$3,300,000	75% or $5.00	2 years

Date PIPE warrants Issued	Number of PIPE warrants	Exercise Price	Term of PIPE warrants (2)
August 21, 2006	2,875,817	$1.00	5 years
August 21, 2006	2,396,514	$1.25	5 years

(1)	The original conversion price is the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to conversion.

(2)
The five year term on the PIPE warrants does not begin until the effective date of the required registration statement which must be filed within 150 days to avoid monetary penalties.  Thus, the Company used a 5.42 year life for initial measurement as of August 21, 2006.

The Notes and the derivative liability related to the Debt Features have been classified as current liabilities as of June 30, 2007 and December 31, 2006, since the Notes may be converted at the Subscriber’s option at any time after issuance and because of the put provision inherent in the redemption option.  The warrants are also exercisable by the Subscriber at their option at any time after issuance and thus the derivative liability related to their estimated value has also been classified as a current liability.

The Notes are secured by substantially all of the Company’s assets and accrue interest at no less than eight percent (8%) with provisions for increased rates should certain events occur or fail to occur.  Accrued but unpaid interest is payable at maturity or may be included in the amount subject to conversion.  As of June 30, 2007 and December 31, 2006, the applicable interest rate remains 8%. Contractual interest expense for the six months ended June 30, 2007 and the year ended December 31, 2006 was $119,359 and $95,474, respectively, and the related accrued interest payable as of those dates was $168,196 and $95,474, respectively.

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

The Company agreed not to file or amend any already filed registration statement to increase the amount of common stock registered therein, or reduce the price of which such common stock is registered therein without the consent of the Subscribers until the sooner of 180 days after the effectiveness of the registration statement filed to register the shares issuable in connection with the Notes and PIPE warrants or until all the shares and warrant shares have been resold or transferred by the Subscribers pursuant to the registration statement or Rule 144, without regard to volume limitations (the “Exclusion Period”).  The Company was required to obtain and enforce lock-up agreements from all directors and officers during the Exclusion Period.  During May and June 2007, an officer of the Company sold 174,860 restricted shares which were subject to the lock-up agreement.

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

The proceeds from the financing transaction were first allocated to the fair value of the PIPE warrants (see PIPE WARRANTS ISSUED below) and then to the fair value of the compound embedded derivative contained in the Notes (see DEBT FEATURES below). The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes.  As such, the Notes were initially recorded at zero, a significant discount from their face amount.  This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the six months ended June 30, 2007 and the year ended December 31, 2006 the Company accreted $757,321 and $565,775 of debt discount, respectively.  The excess of the initial total fair value of all derivative financial instruments over the proceeds from the Notes was recorded as “Derivative financial instruments expense” of $3,599,190 at August 21, 2006.

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

As of June 30, 2007, no liquidated damages have been paid, but two investors have requested them during the conversion process. The Company responded that no such damages are due.  No redemption requests or other demands for payment have been received.  During July 2007, the Company received a demand letter from one of these two investors for liquidated damages.  The Company believes it has defenses against a claim for liquidated damages and that it is not in the best interest of the investor group to demand immediate repayment.  However, the ultimate outcome of this situation is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received.

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the PIPE warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, the PIPE warrants were revalued as of June 30, 2007 and December 31, 2006.  In valuing the PIPE warrants at June 30, 2007, the Company used the following inputs and assumptions: closing stock price $.58, exercise price of $.31, expected life of 5.15 years, 117.7% volatility, and a risk free interest rate of 4.92%.  In valuing the PIPE warrants at December 31, 2006, the Company used the following inputs and assumptions: closing stock price $.58, respective exercise price of $1.00 or $1.25, expected life of 5.64 years, 111% volatility, and a risk free interest rate of 4.69%.  The warrant derivative liability at June 30, 2007, had increased from the approximately $2.4 million estimated at December 31, 2006 to a fair value of approximately $2.9 million which resulted in a change in fair value of derivatives of approximately $.5 million for the six months ended June 30, 2007.  The lives used by the Company for each valuation were based on the 5 year term beginning when the warrants are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

The estimated value of the PIPE warrants at each valuation date includes the value of the anti-dilution protection, which was estimated using the Black-Scholes model with a call option variable calculation. Inputs to the model included the term, volatility and interest rate assumptions for the relevant date as discussed above, a zero percent dividend assumption and the probability of anti-dilution. The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the two or five year periods that the Notes and PIPE warrants are potentially outstanding and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. Accordingly, management assigned a 10% probability to future dilutive financing transactions for the Notes and PIPE warrants at both August 21, 2006 and December 31, 2006.  This estimate was revised to 90% for the March 31, 2007 valuation given the Company’s current financial situation and status of its funding efforts and then was decreased to 50% for the June 30, 2007 valuation. During June 2007, the Company issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the warrants and this lowered the probability of future dilution.  This potential dilution was considered in all relevant valuations as of June 30, 2007.

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the Debt Features to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income.  The estimated fair value of the Debt Features at the date of issuance was determined using the probability weighted averaged expected cash flows / Lattice Model and the Black-Scholes model with the following inputs and assumptions: closing stock price $.94, a conversion price and period based on the terms of the Notes (2 years), 102% volatility, and a risk free interest rate of 4.85%.  In valuing the Debt Features at June 30, 2007, the Company used the following inputs and assumptions: closing stock price $.58, a conversion price of $.31 and period based on the terms of the Notes (1.15 years), 114.5% volatility, and a risk free interest rate of 4.89%.  In valuing the Debt Features at December 31, 2006, the Company used the following inputs and assumptions: closing stock price $0.58, a pro-forma conversion price and period based on the terms of the Notes (1.6 years), 100% volatility, and a risk free interest rate of 4.92%.  Dividends were assumed to be zero for each estimate. The specific model used for each component of the Debt Features and assumptions used in addition to the applicable general inputs and assumptions were as follows:

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

During June 2007, the Company issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the warrants.  This potential dilution would lower the exercise price on the warrants and thus liquidated damages related to the warrants were deemed probable as of June 30, 2007.  The conversions during the second quarter decreased the potential liability for liquidated damages related to the common shares issuable upon conversion by capping the period for which damages would be payable.

As of June 30, 2007, the carrying value of the contingent liability for registration rights of $495,332 was included in accrued expenses.  In management’s opinion, the maximum amount of liquidated damages associated with the registration rights as of June 30, 2007 was $495,332.  Other income of $32,668 during the six months ended June 30, 2007 is the result of the net decrease in the estimated contingent liability for registration rights associated with the warrants and stock issuable related to the convertible debt.

•
   The redemption option was valued using the Lattice Model to generate expected cash flows and then discounting the probability weighted expected cash flows. The probability of a redemption event was estimated at 50% as of August 21, 2006, since there are a number of events that invoke the redemption option.  As of December 31, 2006, the registration statement has not been declared effective and the probability of a redemption event was estimated at 75%.  The 75% probability was retained at June 30, 2007 since the effective registration does not cover the required number of shares.

•
   The anti-dilution protection value was estimated using the Black-Scholes model with a call option variable calculation and a 10% probability of anti-dilution for the initial and December 31, 2006 valuations. This probability was increased to 90% for the March 31, 2007 valuation and lowered to 50% for the June 30, 2007 valuation.  The estimated probability of a dilutive financing transaction was based on the rationale discussed above in the “PIPE WARRANTS ISSUED” sub-heading.

•
   The potential buy-in feature whereby the Company would reimburse the debt holder for any change in market price if the Company is unable to deliver registered shares in a timely fashion was determined to have a negligible probability and accordingly, the related value of this potential derivative is not considered to be significant at August 21, 2006, December 31, 2006 or June 30, 2007.

Management will monitor the probabilities and assumptions used in the above estimates and will revise them as necessary to estimate fair value at each balance sheet date.

For the six months ended June 30, 2007, the Company recorded a change in fair value of derivatives on the statement of operations for the Debt Features of approximately $2.4 million.  The estimated fair value of the Debt Features decreased by $1.2 million as a result of conversions during the six months ended June 30, 2007.  The adoption of FSP EITF 00-19-2 transferred approximately $.5 million from the estimated value of the Debt Features to a contingent liability for registration rights.   As a result, at June 30, 2007 the estimated fair value of the Debt Features had increased to approximately $4.3 million from the approximately $3.6 million as of December 31, 2006.

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

Conversion Status

During the six months ended June 30, 2007, $852,191 of convertible notes and $46,637 of related accrued interest were converted to common stock.  In connection with these conversions, $1,191,251 was transferred from the liability for derivative financial instruments to additional paid-in capital.  The unamortized debt discount and debt issuance costs of $569,404 and $154,217 were written off upon conversion.  As of June 30, 2007, $2,447,809 of principal remains unconverted.

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of these non-employee options and warrants to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, these non-employee options and warrants were revalued as of June 30, 2007 and December 31, 2006.  In valuing these options and warrants at June 30, 2007, the Company used the closing price of the Company’s stock of $0.58, the respective exercise price ($0.17-$3.00), the remaining term on each contract (.13 - 4.46 years), the relevant risk free interest rate (4.28-4.93%) as well as the relevant volatility (110.7-149.8%).  The non-employee warrant derivative liability at June 30, 2007 had decreased from the $2,109,579 recorded as of December 31, 2006 which resulted in a change in fair value of derivatives of $79,110 on the Company’s books for the six months ended June 30, 2007, which is recognized in other income or expense.  Additionally, the Company recorded $312,911 as a derivative liability related to non-employee option grants after funding and a reduction of the derivative liability for a non-employee option exercise with a fair market value $101,565.  The resulting non-employee warrant derivative liability at June 30, 2007was $2,241,815.

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

SUMMARY OF DERIVATIVES VALUES

The following tabular information summarizes the change in value of the derivative instruments during the six months ended June 30, 2007:

In thousands:

	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434	$3,623	$2,110	$8,167
Non-employee option grants after funding	—	—	313	313
Non-employee option exercises after funding	—	—	(102)	(102)
Change in estimated fair value of derivatives	450	2,424	(79)	2,795
Transfer to additional paid in capital related to conversions	—	(1,191)	—	(1,191)
Adoption of FSP EITF 00-19-2	—	(516)	—	(516)
Derivative financial instruments at estimated fair value as of June 30, 2007	$2,884	$4,340	$2,242	$9,466

The carrying value of the convertible debt as of June 30, 2007 was as follows:

December 31, 2006 net value of convertible debt	$565,775
Accretion of debt discount	757,321
Conversion of debt to common shares, net of $569,403 discount	(282,788)
June 30, 2007 net value of convertible debt	$1,040,308

Note 6 – Stockholders’ Equity

Common Stock Issuances

In 2005, the Company issued 150,000 shares of common stock to employees and consultants in exchange for services rendered during the year. The fair value of approximately $31,500 (as determined by the quoted market price on day of issuance) for the services performed with $1,865 remaining in prepaid expenses as of December 31, 2006 as the services were performed in subsequent periods.  During the six months ended June 30, 2007, the Company expensed the remaining $1,865 in general and administrative expenses.

During the year ended December 31, 2006, the Company agreed to issue 100,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of the common stock shares to be issued was determined to be $78,000 and was included in general and administrative expenses for the year ended December 31, 2006.  The fair value of the shares is included in common stock shares to be issued for the six months ended June 30, 2007.

In February 2007, the Company entered into a two year strategic partnership with a third-party consultant in connection with developing e-commerce services.  The Company agreed to pay the consultant 50,000 shares of common stock upon the execution of the agreement.  The fair value of the common stock was determined to be approximately $26,500.  Additionally, the Company issued the consultant 25,000 stock options under the Employee Stock Option Plan. (See Employee Stock Option Plan)

In March 2007, the Company entered into a six month strategic alliance with a third-party consultant for assistance in public relations and investment banking services.  In connection with this agreement, the Company issued 340,000 shares of common stock.  The fair value of the common stock shares was determined to be approximately $153,000.  As of June 30, 2007, the Company expensed $93,454 in general and administrative expense and has $59,546 related to these shares included in prepaid expenses.

 In April 2007, the Company entered into a one year strategic alliance with a third-party consultant for assistance in locating and obtaining additional funding.  In connection with this agreement, the Company will negotiate compensation on a project by project basis.  All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant will receive 400,000 unregistered shares.  The fair value of the common stock shares was determined to be approximately $104,000 and is included in general and administrative expenses for the six months ended June 30, 2007.

In April 2007, the Company entered into an agreement with a third-party consultant to provide investor relation services for a one year period in exchange for 300,000 restricted shares and a $5,000 deferred retainer fee. The fair value of the restricted shares was determined to be approximately $84,000 and is included in general and administrative expenses for the six months ended June 30, 2007.

In May 2007, the Company entered into an agreement with a third-party consultant to provide legal services and to act as a strategic partner in locating and obtaining financing for the Company in exchange for 750,000 restricted shares. The fair value of the restricted shares was determined to be approximately $210,000.  As of June 30, 2007, the Company expensed $70,000 in general and administrative expense and has $140,000 related to these shares included in prepaid expenses.

In May 2007, the Company entered into a one year strategic alliance with a director to provide investor relations and other business consulting services. In connection with this agreement, the Company will negotiate compensation on a project by project basis. All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant received 334,000 unregistered shares. The fair value of the restricted shares was determined to be approximately $96,860 and is included in general and administrative expenses for the six months ended June 30, 2007.

In June 2007, the Company issued notes payable totaling $75,000 and granted 225,000 shares of common stock to third-party investors in exchange for proceeds of $75,000.  Proceeds of $70,055 were allocated to the shares issued. The fair value of the shares is included in common stock shares to be issued as of June 30, 2007.

Stock Options and Warrants

In June 2005, the Company issued 25,000 warrants to a consultant. The consultant is also entitled to receive up to 850,000 options and warrants upon entering into three specific contracts on behalf of the Company. As of December 31, 2006, the consultant was successful in entering into two contracts on behalf of the Company and earned 350,000 of the available contingent options and warrants. As of June 30, 2007, no further contracts have been completed and therefore 500,000 options and warrants remain contingent.

In July 2005, the Company entered into a promotion agreement with a third party. The promotion agreement provides for the issuance of up to 2,000,000 warrants to purchase common stock at exercise prices ranging from $.70 to $1.25 per share.  Through December 31, 2006, the third party had earned 1,050,000 of these warrants. The remaining 950,000 warrants as per the promotion agreement are contingent upon the consultant’s completion of various project milestones, none of which were deemed probable at June 30, 2007.  In exchange for each product integration, the Company shall pay the promoter 5% of the total net sales of the products included in the specified product integration and any other products appearing or depicted in the program featuring the product integration within one year of the new product airing or within six months of the existing product airing. The Company may also be obligated to pay a license royalty of 2.5% of certain sales as indicated in the promotion agreement.  As of June 30, 2007, none of these events have occurred and management is unable to estimate when these events will occur, thus these warrants are not deemed to be issued and outstanding as of June 30, 2007.

In January 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant can earn up to 250,000 cashless stock options at an exercise price of $1.30 with a 3 year life.  In January 2007, the consultant earned 83,333 of these options.  These awards were valued at the estimated fair value of $29,792, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .68, expected life of 3 years, 102.2% volatility, and a risk-free interest rate of 4.85%.  In February 2007, the consultant earned an additional 83,333 of these options.  These awards were valued at the estimated fair value of $16,634, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .47, expected life of 2.91 years, 100.1% volatility, and a risk-free interest rate of 4.55%.  As a result of these issuances the Company recorded general and administrative expense of $46,426 for the six months ended June 30, 2007.

In February 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant was given 100,000 stock options which are exercisable immediately at an exercise price of $1.30 with a 3 year life.  This award was valued at the estimated fair value of $31,977, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .63, expected life of 3 years, 101.7% volatility, and a risk-free interest rate of 4.87%.  During the six months ended June 30, 2007, the Company expensed $13,324 in general and administrative expenses and had $18,653 remaining in prepaid expenses as of June 30, 2007.

In May 2007, a non-employee consultant exercised 400,000 stock options utilizing the cashless stock option feature.  The fair value of the options at time of issuance was determined to be $101,565. Due to an error the consultant received too many shares under the cashless exercise.  As of June 30, 2007, the Company had a $40,000 subscription receivable related to this over issuance of shares.

In June 2007, the Company entered into two 12 month consulting agreements for the production and distribution of video commercials and webcasts.  Under the terms of these agreements, the consultants can each earn up to 200,000 stock options at exercise prices ranging from $ .25 - $1.00 with a 2 year life.  Upon signing the agreements, the consultants each earned 50,000 of these options with an exercise price of $. 25.  These awards were valued with a total estimated fair value of $30,572, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .44, expected life of 2 years, 108.4% volatility, and a risk-free interest rate of 4.97%.    As a result of these issuances the Company recorded general and administrative expense of $30,572 for the six months ended June 30, 2007.  As of June 30, 2007, none of the events for the contingent options had occurred and management is unable to estimate when these events will occur, thus these options are not deemed to be issued and outstanding as of June 30, 2007.

In June 2007, the Company entered into a 12 month consulting agreement for assistance in obtaining national media coverage.  Under the terms of the agreement, the consultant can earn up to 200,000 stock options at an exercise price of $.53 with a 2 year life.  Upon signing the agreement, the consultant earned 100,000 options.  This award was valued with an estimated fair value of $18,632, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .37, expected life of 2 years, 109.4% volatility, and a risk-free interest rate of 5.08%.    As a result of this issuance the Company recorded general and administrative expense of $18,632 for the six months ended June 30, 2007.  Under the terms of the agreement, the consultant was required to provide a substantive marketing event (as determined by management) to earn the remaining 100,000 options.  This event was deemed to have occurred in June 2007.  These awards were valued with an estimated fair value of $35,348 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .58, expected life of 2 years, 111.6% volatility, and a risk-free interest rate of 4.87%.    As a result of this issuance the Company recorded additional general and administrative expense of $35,348 for the six months ended June 30, 2007.

In June 2007, the Company entered into a 12 month consulting agreement for assistance in obtaining national media coverage.  Under the terms of the agreement, the consultant can earn up to 200,000 stock options at an exercise price of $.53 with a 2 year life.  Upon signing the agreement, the consultant earned 100,000 options.  This award was valued with an estimated fair value of $18,632, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .37, expected life of 2 years, 109.4% volatility, and a risk-free interest rate of 5.08%.    As a result of this issuance the Company recorded general and administrative expense of $18,632 for the six months ended June 30, 2007.  Under the terms of the agreement, the consultant is required to provide a substantive marketing event (as determined by management) to earn the remaining 100,000 options.  As of June 30, 2007, this event for the contingent options had not occurred and management was unable to estimate when this event will occur, thus these options are not deemed to be issued and outstanding as of June 30, 2007.

In June 2007, the Company entered into a two year consulting agreement for investor and talent acquisition services.  Under the terms of the agreement, the consultant was given 500,000 stock options which are exercisable immediately at an exercise price of $ .53 with a 2 year life.  This award was valued at the estimated fair value of $122,784, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .45, expected life of 2 years, 109.1% volatility, and a risk-free interest rate of 5.03%.  During the six months ended June 30, 2007, the Company expensed $5,116 in general and administrative expenses and had $117,668 remaining in prepaid expenses as of June 30, 2007.

During June 2007, the Company issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the 5,272,331 warrants associated with the convertible debt.  This potential dilution would lower the exercise price on the warrants to an estimated $.31.  This lower exercise price is reflected in the tabular information below.

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding December 31, 2006	7,897,331	$1.07	4,125,000	$0.49
Granted	—	—	1,250,000	0.72
Exercised	—	—	(400,000)	0.10

Outstanding June 30, 2007	7,897,331	$0.53	4,975,000	$0.58

Exercisable June 30, 2007	7,897,331	$0.53	4,891,667	$0.56

Weighted average fair value of options and warrants granted June 30, 2007		$—		$0.26

The following table summarizes information for options June 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17 - $0.40	1,700,000	2.6	$0.28	1,700,000	$0.28
$0.50 - $0.60	1,770,000	1.2	0.54	1,770,000	0.54
$0.70 - $1.30	1,405,000	3.0	0.91	1,321,667	0.89
$1.50	100,000	3.3	1.50	100,000	1.50
	4,975,000	2.2	$0.58	4,891,667	$0.56

The following table summarizes information for warrants outstanding and exercisable at June 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31	5,272,331	5.15	$0.31	5,272,331	$.0.31
$0.35 - $0.80	1,550,000	2.58	0.66	1,550,000	0.66
$1.30	1,000,000	2.50	1.30	1,000,000	1.30
$3.00	75,000	0.50	3.00	75,000	3.00
	7,897,331	4.26	$0.53	7,897,331	$0.53

 Employee Stock Option Plan (the Plan)

In February 2007, the Company entered into a one year strategic partnering agreement related to e-commerce activities.  Under the terms of the agreement the consultant will receive 50,000 shares of common stock (see Common Stock Issuances), 25,000 stock options, with an exercise price of $.53, issued under the Plan vesting immediately with a three year option term, and cash commissions based on sales on certain e-commerce sites.  These options to the consultant were valued at the estimated fair value of $8,540, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .53, expected life of 3 years, 100.9% volatility, and a risk-free interest rate of 4.74%.  The company recorded $8,540 of general and administrative expense for the six months ended June 30, 2007.

The Company records compensation expense for employee and director stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with following weighted average assumptions:

Six months ended June 30, 2007
Dividend yield	0.0%
Expected volatility	114.5%
Risk free interest rate	4.7%
Expected lives	5.06 years

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

A summary of the option and warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2006	132,500	$0.71
Granted	1,105,000	0.54
Forfeited	(132,500)	(0.71)

Outstanding June 30, 2007	1,105,000	$0.54

Exercisable June 30, 2007	1,005,000	$0.53

Weighted average fair value of options granted June 30, 2007		$0.44

The following table summarizes information for the options issued under the Plan as of June 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	1,005,000	4.8	$0.53	1,005,000	$0.53
$0.61	100,000	9.6	0.61	—	—
	1,105,000	5.3	$0.54	1,005,000	$0.53

At June 30, 2007, there was $40,727 of total unrecognized compensation expense related to nonvested shares granted to employees and directors under the Plan. That cost is expected to be recognized over a weighted-average period of 1.60 years. During the six months ended June 30, 2007, the Company recorded share-based compensation expense for employees and directors of $432,210 or $0.02 per share, under the provisions of SFAS 123R.  The share-based compensation expense was the result of the removal of $5,544 in share-based compensation expense previously recorded related to the forfeited shares, netted against the $437,754 of share-based compensation expense for the new stock option issuances.

The Company also has 200,000 options which may be issued to employees upon the completion of certain milestones.  As of June 30, 2007, the options were not deemed to be probable under the provisions of SFAS 123R.

Note 7 – Commitments and Contingencies

Operating Leases

Prior to November 1, 2006, the Company leased space on a month to month basis. Effective November 1, 2006, the Company contracted for expanded corporate office space under a 36 month lease for approximately $4,500 per month. Rent expense was approximately $26,000 and $24,000 for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

Future minimum lease payments at June 30, 2007 under the operating lease referred to above are as follows:

Six months ended December 31, 2007	$26,881
Year ended December 31, 2008	53,762
Year ended December 31, 2009	45,834
$126,477

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

In June 2005, the Company executed a five year employment contract with Mr. Williamson providing for his employment as President, contingent upon obtaining $5,000,000 in funding, which was subsequently reduced to $3,000,000 and satisfied by the Company’s $3,300,000 private placement completed in August 2006.  Mr. Williamson’s employment contract provides for an annual salary of $200,000, $240,000, $260,000 and $320,000 in years 2006 through 2009 respectively, annual bonuses to be determined by the Board of Directors, 500,000 stock options with an exercise price of $.35 (see Note 6), a $1,200 per month car allowance and participation in any fringe benefits that the Company may offer.  The Company also is to pay premiums for a $500,000 life insurance payable to a beneficiary selected by Mr. Williamson and reimburse him for disability insurance premiums covering 50% of his base salary. The employment contract contains non disclosure and non competition clauses. The Company may terminate Mr. Williamson’s employment during the term of his contract, with or without cause; however, termination without cause or for good reason as defined in the agreement, other than disability or death, would result in a lump sum payment equal to his fixed salary for the remainder of the employment contract term.  If a change in control, as defined in the agreement, occurs then he will receive a lump sum payment equal to his fixed salary including any unpaid fringe benefits and earned bonus, for the longer of (i) the remainder of the employment agreement term or (ii) a period of 18 months after such termination.  Should the agreement terminate due to death or disability, the Company will pay 50% of the fixed salary for the remaining term of the contract.  Beginning February 26, 2007, the Company continued to accrue obligations to Mr. Williamson under this contract but is deferring payment until financing is obtained.

Finders Fees

The Company has committed to pay a finder’s fee of 10% of the cash proceeds of all PIPE warrants exercised. This fee will range from $0 - $540,000. As none of the PIPE warrants have been exercised, the Company has not recorded a liability for such fees.

In March 2007, the Company engaged a third party firm to provide capital funding services on a non-exclusive basis, including serving as an investment banking liaison, and acting as capital consultant for a six month period.  In exchange for these services, the Company agreed to pay a success fee of 7% of all capital raised or of any merger or acquisition transaction value.

Note 8 – Subsequent Events

In July 2007, the Company issued notes payable totaling $112,500 and 337,500 shares of common stock to investors in exchange for proceeds of $112,500.  The unsecured notes have a six month term with 8% interest payable at maturity.  If the notes are not paid at maturity, the interest rate increases to 10%.

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

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance. which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Overview

In July 2005, the Company reformulated and reintroduced the Sweet Success product line initially through two food retailers in Las Vegas, Nevada and 21 retailers in Texas. The reformulated product offered in these and other retail stores, as well as through on-line retailers,  is the Company’s new Sweet Success “Fuel For Health”, formerly branded as “Complete Fuel,” premium priced ready-to-drink beverage. The Company believes that the Fuel For Health formula is responsive to contemporary consumers’ interest in nutritional and healthful products that can serve simply as a good tasting drink or as a food supplement.  Our product family has grown to seven all-natural healthy beverages with an overall target audience of 4 - 64 year olds:

•
Vita-Tein™ Super Shakes— A protein-based beverage available in Chocolate Super Shake and a Vanilla Super Shake, Vita-Tein is fortified with vitamins and minerals and enhanced with a proprietary blend of Aktivated Barley™, Guarana, and Ground Flax with Omega-3 Fatty Acids.

•	Power Blend™ Juice— A non-carbonated 100% juice energy drink that is fortified with Maca Root, Guarana, D-Ribose and Ginseng.

•	Chocolate Immunity Infusion ™ — A hypoallergenic non-dairy, non-soy protein base product. It is enhanced with Aktivated Barley (rich in beta-glucan), Astragalus and Vitamin C.

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

Fuel For Health has been introduced at a recommended retail price of approximately $1.99 for each 11 ounce serving.  The products are marketed in 11 ounce and 8 ounce Tetra Prisma® containers, packaged in cases of 24 units (6 four-packs). The products are “shelf stable” for up to one year using a process in which the product and its contents are sterilized by heating to over 250°F.  To date, production has been limited to approximately 44,500 cases of Fuel For Health, produced at a cost of approximately $733,000.

We are currently building a network of independent distributors, brokers, national retail accounts and web sellers that we anticipate to include 15,000 to 20,000 points of distribution. Our business plan contemplates increased consumer sales through expansion of our points of sale to include grocery, mass merchandisers, drug, specialty vitamin, warehouse clubs, natural/organic grocers, corner stores, online only retail and private label. In October 2006, we announced the shipment of Power Blend to approximately 2,500 GNC stores nationally making it available for the holiday season.  Additionally, we beta tested three products through approximately 500 stores in the Midwest and Southern Florida. Our Midwestern stores include Price Chopper, Reasor’s, Piggly Wiggly, Country Mart, Wiseway’s, Homeland, Ramey’s and various convenience stores. In Southern Florida our product is sold at corner and drug stores through Southern Wine and Spirits. As a result of the beta tests, we changed our ingredients and packaging to meet consumer needs and buying habits. During the first quarter of 2007, we announced the addition of Amazon.com, Tree of Life, Kehe Food Distributors, Rice Epicurean, Hi Health, Akins Natural Foods and Chamberlin’s Market and Cafés.  During the second quarter of 2007, we announced the addition of H-E-B Grocery Company and Samsclub.com to our growing list of distributors.

The Company has yet to experience significant sales.  The primary focus during the fourth quarter of 2006 was to incorporate the information gained from our beta test markets, finalize our product family of 7 all-natural healthy beverages and complete initial production runs for the newest products in the product line.  We had some slippage into the first quarter of 2007 as a result of issues related to our manufacturing partners and availability of our Tetra Prisma containers, which postponed our initial production of GlucaSafe and Ultra Greens into the first quarter.   The major accomplishments of the second quarter include our second production run of Glucasafe and growth of our business on Amazon.com.

The next steps in our business plan were to continue setting up distribution channels during the first quarter and to raise money to start the marketing program to support those distribution channels in the second half of 2007.  The slippage in production and limited financial resources caused some slippage in these plans and we have also not raised the necessary funds to support our efforts to obtain adequate distribution or to support the distribution we currently have.  Our brick and mortar revenues for the first quarter and second quarter of 2007 are primarily related to products sold through a consignment relationship with GNC and through products placed with a distributor during the fourth quarter of 2006 and first quarter of 2007 which sold into a retail outlet during the first half of 2007.  Our deferred revenue increased during the first half of 2007, primarily as a result of shipments to distributors which had not yet been placed into retail channels.  Until such time as we can support the ultimate sale to consumers of our products through product demonstrations, advertising and other efforts, it is more difficult for our distributors to place our products at retailers, since retailers allocate shelf space based on anticipated product sales.  We have carefully selected our opportunities for our limited marketing support funds, but establishing our products in a crowded market place will take significantly more expenditures. This product support is not an issue with our online accounts, including Amazon.com.  We are working with an e-commerce consultant to develop our on-line distribution.

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

During the first quarter of 2007, we announced two strategic alliances with the manufacturers of two of our key ingredients.  The first was with Integrity Nutraceuticals International. The alliance enables Sweet Success to utilize the scientific research that shows the efficacy and safety of Cinnulin PF a key ingredient in GlucaSafe; the Company’s diabetic friendly beverage.  The Company featured the GlucaSafe product at the Natural Products Expo West during the quarter.  The second alliance was with NutriTech International. Sweden-based NutriTech is the maker of Aktivated Barley. The Company now has access to NutriTech’s scientific studies, and 20-years of research data, which validate Sweet Success’ position regarding the functionality of the Vita-Tein Supershakes, Chocolate Immunity Infusion and ChocKoala Immunity Jr.; all of which include Aktivated Barley as a key ingredient.

During the second quarter of 2007, we announced additional conversions of the Company’s debt completing the issuance of 3.75 million registered shares from our February 2007 SB-2.  The debt principal has been reduced from $3.3 million at inception to approximately $2.4 million as of June 30, 2007 through conversions.  We also sponsored two Diabetic events with Juvenile Diabetes Research Foundation and plan to sponsor similar events with the American Diabetes Association.   We filed a patent application on our Glucasafe product and named the Spizman Agency for our national public relations campaign for this product.  Other activity includes entering into an agreement with Richard Garcia to produce internet based shows or “VLOG”.

We believe that one of the keys to success in the nutritional beverage industry is continued advertising and promotion to drive consumer awareness, trial and repeat purchases of our products. This requires significant amounts of funding which we do not currently have.  A primary component of our costs will be redeveloping brand awareness through marketing and advertising expenditures to support our line of products; including costs for sponsorship fees, advertising, special product sampling and promotional events. Retailers may receive rebates and promotional pricing incentives which we may pay to gain preferable shelf location for our products. Consumers may receive coupons, discounts and promotional incentives. We will also use in-store promotions, in-store placement of point-of-sale materials and endorsements from selected public figures.

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

Revenue Recognition

Our products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by our customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations we have entered into with our customers. In the case of sales of new products with right of return, for which we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. As of June 30, 2007, we had $64,372 in consigned inventory, $103,522 deferred revenue related to contingent sales, and a sales returns allowance of $6,100.

Provision for Doubtful Accounts

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes, if any, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of June 30, 2007, write-offs of accounts receivable have been negligible and no allowance was deemed necessary.

Inventory

We hold raw material and finished goods inventories, which are procured and manufactured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values are based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date and raw materials that may not be used in production. At June 30, 2007, an inventory allowance was recorded of $15,600.

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

Deferred Income Taxes

At June 30, 2007 we had net operating loss carry forwards for federal income tax purposes of approximately $7.7 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2007, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances.  Option forfeitures during the six months ended June 30, 2007 consisted of 132,500 options under the terms of the Employee Stock Option Plan and 100,000 employee stock options which were contingent on performance milestones. During the six months ended June 30, 2007, the Company granted 100,000 options to a non-employee director and 25,000 options to a consultant, under the terms of the Employee Stock Option Plan, and 980,000 employee stock options which vested immediately and 200,000 employee stock options which are contingent on performance milestones.

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

Results of Operations

Results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue.  For the six months ended June 30, 2007, net sales of $59,444 were recorded. For the six months ended June 30, 2006, net sales amounted to $80,953.  This decrease in sales of approximately $22,000 is primarily attributable to our focus on expanding our distribution which has resulted in a higher proportion of consigned sales.  Until the products sell through to the ultimate customer, revenue is deferred on consigned sales.

Cost of Sales.  For the six months ended June 30, 2007, cost of goods sold was $51,655, a decrease of approximately $49,000 from the $100,165 recorded for the six months ended June 30, 2006. Until such time as we have established markets for economic quantities of our products such costs will not necessarily correlate directly to revenue and we will continue to experience higher costs per unit.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Margin (Loss). For the six months ended June 30, 2007, net sales exceeded the cost of sales resulting in a gross margin of $7,789 compared to a gross loss of $19,212 for the six months ended June 30, 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2,384,439 for the six months ended June 30, 2007, an increase of approximately $230,000 from general and administrative expenses of $2,154,857 for the six months ended June 30, 2006. The increase in selling, general and administrative expenses was primarily due to increases in payroll related expense of approximately $459,000 and in travel and marketing expenses of approximately $38,000 and $82,000, respectively, due to increased activity, offset by a decrease in non-cash compensation recorded of approximately $159,000 (attributed to the issuance of stock, stock options and stock warrants) and a decrease in professional and marketing fees of approximately $316,000,  The increase in payroll expense was primarily related to an increase in the number of employees for whom compensation was accrued.

Loss from Operations.  Loss from operations was $2,376,650 for the six months ended June 30, 2007 compared to a loss of $2,174,069 for the six months ended June 30, 2006. The approximately $203,000 increase in loss from operations was primarily due to the increase in selling, general and administrative expenses as discussed above.

Interest Income.  Interest income was $2,710 for the six months ended June 30, 2007.  The interest income is a result of the investment of the remaining proceeds from the convertible debt transaction into an interest bearing account.

Depreciation Expense.  Depreciation expense was $8,416 for the six months ended June 30, 2007.

 Interest Expense.  Interest expense was $122,344 for the six months ended June 30, 2007, an increase of approximately $102,000 from interest expense of $19,942 recorded for the six months ended June 30, 2006.  The increase in interest expense is primarily attributable to the issuance of convertible debt in August 2006.

Other Income (Expense).  Other income of $32,668 is the result of a decrease in the estimated contingent liability for registration rights associated with the warrants and stock issuable related to the convertible debt, primarily related to the conversions during six months ended June 30, 2007 offset by an increase related to determining liquidated damages had become probable and estimable related to the warrants.

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

Amortization of Debt Discount.  The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes. As such, the Notes were recorded at zero, a significant discount from their face amount. This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the six months ended June 30, 2007, we accreted $757,321 of debt discount.

Amortization of Debt Issuance Costs.  In connection with the convertible debt financing transaction, we incurred cash issuance costs of $513,532 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method. Amortization expense for the six months ended June 30, 2007 was $206,282.

Change in Estimated Fair Value of Derivative Instruments. As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments. For the six months ended June 30, 2007, we recorded $2,794,645 of expense as a result of the changes in estimated fair value displayed below:

In thousands:
	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434	$3,623	$2,110	$8,167
Non-employee option grants after funding	—	—	313	313
Non-employee option exercises after funding	—	—	(102)	(102)
Change in estimated fair value of derivatives	450	2,424	(79)	2,795
Transfer to additional paid in capital related to conversions	—	(1,191)	—	(1,191)
Adoption of FSP EITF 00-19-2	—	(516)	—	(516)
Derivative financial instruments at estimated fair value as of June 30, 2007	$2,884	$4,340	$2,242	$9,466

 Net Loss. Net loss was $6,953,901 for the six months ended June 30, 2007 compared to a loss of $2,739,568 for the six months ended June 30, 2006. The approximately $4,214,000 increase in net loss was primarily attributable to the net impact of the convertible debt financing transaction discussed above.

Results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue.  For the three months ended June 30, 2007, net sales of $27,764 were recorded. For the three months ended June 30, 2006, net sales amounted to $24,314.

Cost of Sales.  For the three months ended June 30, 2007, cost of goods sold was $32,267, a decrease of approximately $11,000 from the $43,313 recorded for the three months ended June 30, 2006. Until such time as we have established markets for economic quantities of our products such costs will not necessarily correlate directly to revenue and we will continue to experience higher costs per unit.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Margin (Loss). For the three months ended June 30, 2007, cost of sales exceeded net sales resulting in a gross loss of $4,503 compared to a gross loss of $18,999 for the six months ended June 30, 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1,475,733 for the three months ended June 30, 2007, an increase of approximately $207,000 from general and administrative expenses of $1,268,336 for the three months ended June 30, 2006. The increase in selling, general and administrative expenses was primarily due to an increase in non-cash compensation recorded of approximately $187,000 (attributed to the issuance of stock, stock options and stock warrants) and an increase in payroll expense of approximately $190,000, offset by a decrease in professional and marketing fees of approximately $206,000.  The increase in payroll expense was primarily related to an increase in the number of employees for whom compensation was accrued.

Loss from Operations.  Loss from operations was $1,480,236 for the three months ended June 30, 2007 compared to a loss of $1,287,335 for the three months ended June 30, 2006. The approximately $193,000 increase in loss from operations was primarily due to the increase in selling, general and administrative expenses as discussed above.

Interest Income.  Interest income was $19 for the three months ended June 30, 2007.

Depreciation Expense.  Depreciation expense was $4,208 for the three months ended June 30, 2007.

Interest Expense.  Interest expense was $56,026 for the three months ended June 30, 2007, an increase of approximately $45,000 from interest expense of $10,689 recorded for the three months ended June 30, 2006.  The increase in interest expense is primarily attributable to the issuance of convertible debt in August 2006.

Other Income (Expense).  Other income of $16,501 is the result of a decrease in the estimated contingent liability for registration rights associated with the warrants and stock issuable related to the convertible debt, primarily related to the conversions during the three months ended June 30, 2007, offset by an increase related to determining liquidated damages had become probable and estimable related to the warrants.

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

Amortization of Debt Discount.  The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes. As such, the Notes were recorded at zero, a significant discount from their face amount. This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the three months ended June 30, 2007, we accreted $342,814 of debt discount.

Amortization of Debt Issuance Costs.  In connection with the convertible debt financing transaction, we incurred cash issuance costs of $513,532 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method. Amortization expense for three months ended June 30, 2007 was $90,280.

Change in Estimated Fair Value of Derivative Instruments. As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments. For the three months ended June 30, 2007, we recorded $3,625,292 of expense as a result of the changes in estimated fair value displayed below:

In thousands:

	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of March 31,2007	$1,480	$4,434	$804	$6,718
Non-employee option grants after funding	—	—	226	226
Non-employee exercises after funding	—	—	(102)	(102)
Change in estimated fair value of derivatives	1,404	908	1,314	3,626
Transfer to additional paid in capital related to conversions	—	(1,002)	—	(1,002)
Derivative financial instruments at estimated fair value as of June 30, 2007	$2,884	$4,340	$2,242	$9,466

Net Loss. Net loss was $6,185,602 for the three months ended June 30, 2007 compared to a loss of $1,843,581 for the three months ended June 30, 2006. The approximately $4,342,000 increase in net loss was primarily attributable to the net impact of the convertible debt financing transaction discussed above.

Liquidity and Capital Resources

We are a start-up, development stage company and have realized negligible revenue from our business operations. Our operations to date have generated significant operating losses that have been primarily funded through the issuance of common stock or debt instruments. On August 21, 2006, we sold for cash in a private placement offering an aggregate of $3.3 million of secured Convertible Promissory Notes due August 21, 2008 to accredited investors. The Notes bear interest at a rate of 8% annually. The Subscribers have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the Notes, together with interest and fees due thereon, into shares of our common stock until the August 21, 2008 maturity date of the Notes. The conversion price of the debentures was originally the lesser of $5.00 per share or 75% of the average of the closing bid prices of the common stock for the five trading days prior to any conversion. Subscribers were also granted one Class A and one Class B common stock purchase warrant for each two shares that are issuable upon conversion of the debentures. The conversion price as of August 21, 2006 of $.6885 per share was used for purposes of issuing the PIPE warrants.

The Notes and PIPE warrants have anti-dilution rights reducing the conversion and exercise price for certain issuances of our equity securities at an effective price below the applicable conversion or exercise price.   During June 2007, we issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the 5,272,331 warrants associated with the convertible debt.  This potential dilution would lower the exercise price on the warrants and the convertible debt to an estimated $.31.

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

As of June 30, 2007, no liquidated damages have been paid, but two investors have requested them during the conversion process. The Company responded that no such damages are due.  No redemption requests or other demands for payment have been received.  During July 2007, the Company received a demand letter from one of these two investors for liquidated damages.  The Company believes it has defenses against a claim for liquidated damages and that it is not in the best interest of the investor group to demand immediate repayment.  However, the ultimate outcome of this situation is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received.

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

During June 2007, the Company issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the warrants.  This potential dilution would lower the exercise price on the warrants and thus liquidated damages related to the warrants were deemed probable as of June 30, 2007.  The conversions during the second quarter decreased the potential liability for liquidated damages related to the common shares issuable upon conversion by capping the period for which damages would be payable.

The Notes are secured by substantially all of our assets and, in addition to the anti-dilution protection and registration rights, also contain an interest rate adjustment provision, liquidated damages clause, buy-in protection and redemption option. Funds from the sale of the debentures were used primarily for marketing, inventory development, payment of debt and working capital.

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

The PIPE warrants are exercisable on a cashless basis if the shares of common stock underlying the PIPE warrants are not then registered pursuant to an effective registration statement. In the event the Subscribers were to exercise the PIPE warrants on a cashless basis, we would not receive any proceeds and may recognize additional expense. The effective of the potential dilution on the exercise price increases the probability that the warrants will be exercised.  If an effective registration statement were in place, the warrants would be exercised through a cash purchase. The warrants have a five year term from the effective date of the required registration statement.

In August 2006, we closed on a private placement offering to accredited investors (see note 5). Funds from the offering were used primarily for marketing, inventory development, payment of debt and working capital.  A significant portion (approximately $510,000) of the proceeds was used for legal and accounting costs associated with multiple registration efforts since the SEC did not accept the initial registration statement due to the number of shares and conversion pricing the agreements required us to register.  At June 30, 2007 we had minimal cash remaining.  Until significant further financing is obtained, we have had to reduce or curtail planned product development, production and marketing efforts and reduce our level of overhead.  As of August 1, 2007, we are paying one employee, have three employees whose compensation is accrued but deferred and we are utilizing contract labor to fulfill the rest of our operating needs. Our officers have agreed to salary reductions for both past accruals and future amounts, the details of which will be finalized during the third quarter of 2007.

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

No assurance can be given that funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, that even if successful in achieving its business plan goals or obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations.

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

We previously committed to pay royalties to Jon Barron, a former director, who helped develop the first two product formulations of Fuel For Health (Bavarian Chocolate and Creamy Vanilla, recently enhanced and relabeled as Vita-Tein products) and who assisted us in developing five other formulations for Fuel For Health. On December 15, 2006, we entered into an agreement with Mr. Barron whereby we paid $60,000 prior to March 31, 2007 in exchange for all rights to the current product formulations and now have no future royalty or option obligations to him. Other agreements entered into by us may require us to pay royalties ranging from 0.5% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. From inception through June 30, 2007, royalties incurred under the terms of these agreements were $5,142.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2007, we reported a net loss of approximately $7.0 million and have an accumulated deficit as of June 30, 2007 of approximately $20.2 million. We had approximately $11.7 million of negative working capital as of June 30, 2007 and minimal cash on hand as of the same date.

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

In May 2007, we borrowed $60,000 from David Bromberg, a consultant, to fund operations.  The unsecured loan bears interest at 9% per annum and is due May 2008.

In May 2007, we borrowed $50,000 from Robert Straus, a director, to fund operations.  The unsecured note agreement bears interest at 8% per annum and is due May 2008.

In May 2007, we borrowed $9,635 from Ben Gallagher, to fund operations.  The unsecured notes payable bear interest at 8% per annum and are due June 2008.

In May and June 2007, we borrowed $95,300 from William Gallagher, our Chief Executive Officer, to fund operations. The unsecured notes payable bear interest at 8% per annum and are due from July 2007 to November 2007.

In June 2007, we issued notes payable totaling $75,000 and granted 225,000 shares of common stock to investors in exchange for proceeds of $75,000.  The unsecured notes have a six month term with 8% interest payable at maturity.  If the notes are not paid at maturity, the interest rate increases to 10%.

Contractual Obligations	Remaining 2007	2008	2009	Thereafter	Total
Operating Lease — Office Space	$26,881	$53,762	$45,834	—	$126,477
Convertible Debt	—	2,447,809	—	—	2,447,809
Notes payable	75,000	119,635	—	—	194,635
Notes payable to officer	94,405	—	—	—	94,405
Total Cash Obligations	$196,286	$2,621,206	$45,834	—	$2,862,326

We have excluded the derivative liabilities from the above table, because they represent non-cash liabilities and would distort the actual amount of our cash liabilities.

Net Cash Flows

Net cash used in operating activities for the six months ended June 30, 2007 was approximately $946,000 compared to approximately $539,000 during the six months ended June 30, 2006. The increase in cash used by operating activities of $407,000 was primarily attributable to the increase in cash operating expenses discussed above.

For the six months ended June 30, 2007 and 2006, there was no cash provided or used by investing activities.

Net cash provided by financing activities was approximately $273,000 and $558,000 for the six months ending June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, financing activities consisted of additional debt issuance costs, and the issuance of notes payable and common stock as previously discussed.  For the six months ended June 30, 2006, financing activities primarily consisted of $17,273 in advances from an affiliate, $25,000 proceeds on a note payable from a director, $100,000 of proceeds received on the sale of common stock and $420,000 proceeds on notes payable.

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

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of June 30, 2007, due to the material weakness in internal control over financial reporting described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 14, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, the Company entered into a six month strategic alliance with Crescent Fund, LLC for assistance in public relations and investment banking services.  In connection with this agreement, the Company issued 340,000 shares of common stock.

In April 2007, the Company entered into a one year strategic alliance with David Bromberg for assistance in locating and obtaining additional funding.  In connection with this agreement, the Company will negotiate compensation on a project by project basis.  All compensation related to the agreement will be unregistered common shares of the Company.  For services to date, the consultant received 400,000 restricted shares.

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

In June 2007, the Company issued notes payable totaling $75,000 and granted 225,000 shares of common stock to third-party investors in exchange for proceeds of $75,000.  Proceeds of $70,055 were allocated to the shares issued. The fair value of the shares is included in common stock shares to be issued as of June 30, 2007.  Shares granted were as follows:  37,500 each to Victor DeBellis, Hollis M. Lamon, Michael J. Stern, Lizbeth S. Coughlin and 75,000 to Ward Snyder.

In July 2007, the Company issued notes payable totaling $112,500 and 337,500 shares of common stock to investors in exchange for proceeds of $112,500.  The unsecured notes have a six month term with 8% interest payable at maturity.  If the notes are not paid at maturity, the interest rate increases to 10%.  Richard Stern was granted 37,500 shares and Sam Freeman and  Joel Sabel each received 150,000 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

10.43	Crescent Fund LLC Consulting Agreement for public relations services

10.44	Crescent Fund LLC Consulting Agreement for capital funding services

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEET SUCCESS ENTERPRISES, INC.

By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer (Principal
Accounting Officer) and Director

Date: August 13, 2007