Form 10QSB
period 2007-09-30
Sweet Success Enterprises, Inc
filed 2007-11-13
CIK 1338067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 9, the issuer had 26,987,402 shares of common stock outstanding and 110,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

SWEET SUCCESS ENTERPRISES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2

Statements of Operations (unaudited) - For the nine and three months ended September 30, 2007 and 2006 and cumulative from January 1, 2003 to September 30, 2007	3

Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2007 and 2006 and cumulative from January 1, 2003 to September 30, 2007	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	27

Item 3. Controls and Procedures	38

PART II — OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits and Reports on Form 8-K	41

SIGNATURES	42

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

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Balance Sheets

	September 30, 2007	December 31, 2006
Assets	(unaudited)
Current assets
Cash	$1,206	$676,115
Accounts receivable — trade	115,418	62,554
Accounts receivable — officer	—	9,797
Inventories, net of reserve of $136,800 and $107,500 as of September 30, 2007 and December 31, 2006, respectively	104,277	258,320
Prepaid expenses	203,773	159,296
Total current assets	424,674	1,166,082

Non-current assets
Property and equipment, net of accumulated depreciation	34,925	47,549
Debt issuance costs, net of amortization of $430,392 and $144,534 as of September 30, 2007 and December 31, 2006, respectively	272,211	728,047
Intangible assets	200,000	200,000
Total non-current assets	507,136	975,596

Total assets	$931,810	$2,141,678

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable — trade	$797,906	$570,675
Accrued compensation	560,219	27,289
Accrued expenses	682,230	111,483
Deferred revenue	110,743	74,199
Common stock shares to be issued	225,637	78,000
Note payable to director	50,000	25,000
Notes payable to officer	65,187	—
Notes payable, net of debt discount of $158,140 at September 30, 2007	163,995	—
Derivative financial instruments at estimated fair value	4,785,847	8,166,756
Convertible debt, net of debt discount of $988,164 and $2,734,225 as of September 30, 2007 and December 31, 2006, respectively	1,221,405	565,775
Total current liabilities	8,663,169	9,619,177

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, authorized 10,000,000 shares; $.0001 par value, 110,000 and 140,000 shares issued and outstanding (liquidation preference $11 and $14) as of September 30, 2007 and December 31, 2006 respectively	11	14
Common stock, authorized 60,000,000 shares; $.0001 par value; 24,199,355 and 15,302,545 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	2,421	1,531
Subscription receivable	(44,576)	—
Additional paid-in capital	9,893,587	5,793,511
Deficit accumulated in development stage	(17,582,802)	(13,272,555)
Total stockholders’ equity (deficit)	(7,731,359)	(7,477,499)

Total liabilities and stockholders’ equity (deficit)	$931,810	$2,141,678

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		Cumulative from January 1, 2003 to
	2007	2006	2007	2006	September 30, 2007

Revenue	$71,477	$95,665	$12,033	$14,172	$180,766
Cost of sales	520,631	154,172	468,976	54,007	868,091

Gross margin (loss)	(449,154)	(58,507)	(456,943)	(39,295)	(687,325)

Selling, general and administrative expenses	3,145,035	3,370,847	760,596	1,215,991	14,205,276

Loss from operations	(3,594,189)	(3,429,354)	(1,217,539)	(1,255,286)	(14,892,601)

Interest income	2,716	7,962	6	7,962	24,968
Depreciation expense	(12,623)	—	(4,207)	—	(15,568)
Interest expense	(177,331)	(51,648)	(54,987)	(31,705)	(306,991)
Other income (expense)	(12,171)	—	(44,839)	—	(12,171)
Write-off of unamortized debt discount and issuance costs, due to debt conversion	(872,265)	—	(148,644)	—	(872,265)
Loss on extinguishment of notes payable	—	(545,557)	—	—	(545,557)
Derivative financial instruments expense	—	(3,599,190)	—	(3,599,190)	(3,599,190)
Amortization of debt discount	(1,136,065)	(142,866)	(378,744)	(142,866)	(1,701,840)
Amortization of debt issuance costs	(285,858)	(34,377)	(79,576)	(34,377)	(430,392)
Change in estimated fair value of derivatives	1,789,197	1,455,410	4,583,842	1,455,410	4,780,463
Total other income (expense)	(704,400)	(2,910,266)	3,872,851	(2,344,766)	(2,678,543)

Net income (loss)	$(4,298,589)	$(6,339,620)	$2,655,312	$(3,600,052)	$(17,571,144)

Basic income (loss) per share	$(0.22)	$(0.44)	$0.12	$(0.24)

Diluted income (loss) per share	$(0.22)	$(0.44)	$(.06)	$(0.24)

Shares used to compute basic income (loss) per share	$19,247,871	$14,308,809	$22,942,416	$15,223,904
Shares used to compute diluted income (loss) per share	$19,247,871	$14,308,809	$32,516,710	$15,223,904

See notes to financial statements.

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Cumulative from January 1, 2003 to
	2007	2006	September 30, 2007
Cash flows from operating activities
Net loss	$(4,298,589)	$(6,339,620)	$(17,571,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,028,629	2,062,473	7,265,915
Employee stock option expense	438,615	—	444,159
Depreciation expense	12,623	—	15,568
Inventory reserves	29,300	15,452	136,800
Repricing of warrants upon change in exercise price	—	—	1,414,749
Loss on extinguishment of notes payable	—	545,557	545,557
Non-cash interest expense	—	12,859	12,859
Derivative financial instruments expense	—	3,599,190	3,599,190
Write-off of unamortized debt discount and issuance costs, due to conversion	872,265	—	872,265
Amortization of debt discount	1,136,065	142,866	1,701,840
Amortization of debt issuance costs	285,858	34,377	430,392
Change in fair value of derivative instruments	(1,789,197)	(1,455,410)	(4,780,463)
Other net non-cash income and expense	14,234	—	14,234
Change in assets and liabilities:
Accounts receivable — trade	(52,864)	(8,367)	(115,418)
Accounts receivable — officer	9,797	(12,627)	—
Inventories	124,743	(284,879)	(241,077)
Prepaid expenses	129,209	(97,874)	(2,747)
Accounts payable – trade	227,231	208,228	774,852
Accrued compensation	532,930	5,171	816,219
Accrued expenses	129,462	37,526	242,095
Deferred revenue	36,544	—	110,743
Net cash used in operating activities	(1,133,145)	(1,535,078)	(4,313,412)

Cash flows from investing activities
Purchase of property and equipment	—	(10,520)	(50,494)
Net (payments) collections on loans to/from affiliate	—	—	970
Net cash provided by (used in) investing activities	—	(10,520)	(49,524)

Cash flows from financing activities
Proceeds from the issuance of convertible debt	—	3,300,000	3,300,000
Debt issuance costs related to the convertible debt	(16,259)	(449,738)	(513,533)
Principal payments on note payable	—	—	(50,000)
Proceeds on note payable	87,964	420,000	607,964
Net proceeds (repayments) on note payable to/from officer	65,187	(62,941)	65,187
Net proceeds on note payable to director	50,000	25,000	75,000
Net proceeds (repayments) on note payable to affiliate	—	(85,412)	—
Proceeds from issuance of common stock	271,344	100,000	841,344
Proceeds from exercise of warrants	—	17,500	38,150
Net cash provided by (used in) financing activities	458,236	3,264,409	4,364,112

Net increase (decrease) in cash	(674,909)	1,718,811	1,176
Cash — beginning of period	676,115	—	30
Cash — end of period	$1,206	$1,718,811	$1,206

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2,165	$11,263

See notes to financial statements.

Supplemental disclosure of non-cash activity:

2007 Activity
During the nine months ended September 30, 2007, $1,090,431 of convertible notes and $67,042 of related accrued interest were converted to 3,739,534 registered and 1,925,588 unregistered shares of common stock.  In connection with these conversions, $1,497,508 was transferred from the liability for derivative financial instruments to additional paid-in capital.

During the nine months ended September 30, 2007, the $25,000 note payable to director and accrued interest were converted to common stock.

During the nine months ended September 30, 2007, a non-employee consultant exercised 400,000 stock options utilizing the cashless stock option feature.  The fair value of the options at time of issuance was determined to be $101,565. Due to an error the consultant received too many shares under the cashless exercise.  As of September 30, 2007, the Company had a $40,000 subscription receivable related to this over issuance of shares.

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

During the nine months ended September 30, 2007, the Company issued options to purchase 700,000 shares of the Company’s common stock, originally valued at $167,644, to consultants for services, of which $116,119 is included in prepaid expenses at September 30, 2007.  The Company also issued or agreed to issue 1,415,000 shares of common stock to a consultant for services, originally valued at $367,250, of which $84,825 is included in prepaid expenses at September 30, 2007

During the nine months ended September 30, 2007, the Company issued notes payable totaling $252,500 and granted 822,500 shares of common stock to investors in exchange for proceeds of $252,500.  As a result, a discount of $234,172 was recorded related to the notes payable.  An additional 15,000 shares were issued to an investor with a value of $4,576.  The note was not finalized and the value of the shares is included in subscriptions receivable at September 30, 2007.

During the nine months ended September 30, 2007, 30,000 shares of preferred stock were converted to 300,000 shares of common stock.

2006 Activity
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

See notes to financial statements

SWEET SUCCESS ENTERPRISES, INC.
(a Development Stage Company)

Information as to September 30, 2007 and 2006 is Unaudited

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

Inventories

The Company has contracted with outside companies for the production of its products in accordance with product specifications agreed upon by the parties. The Company supplies packaging materials and certain ingredients necessary for the completion of the final product. Raw materials and finished goods are valued at the lower of cost or market determined using the first-in, first-out (FIFO) method. As of September, 2007, the Company had raw material inventory of $29,126, finished goods inventory of $141,657 and inventory consigned to others of $70,294.  As of December 31, 2006, the Company had raw material inventory of $116,501, finished goods inventory of $199,054 and inventory consigned to others of $50,265.

Inventory reserves are established taking into account shrinkage, obsolescence, industry market conditions and trends, general economic conditions and product shelf life. At September 30, 2007 and December 31, 2006, inventory reserves totaled $136,800 and $107,500, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method with a mid-month convention over the estimated useful lives, primarily three to seven years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement utilizing the straight-line method.  Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred.  For the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company recorded $12,623 and $2,945 of depreciation expense, respectively.

Property and equipment consisted of the following:

	September 30, 2007	December 31, 2006

Display coolers	$19,278	$19,278
Office equipment	4,175	4,175
Leasehold improvements	27,041	27,041
	$50,494	$50,494
Less: Accumulated depreciation	(15,569)	(2,945)
Total property and equipment, net	$34,925	$47,549

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

Royalties

The Company has entered into agreements which may require the Company to pay royalties ranging from 0.5% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013.  At September 30, 2007, royalties accrued for under the terms of these agreements were $3,540. From inception through September 30, 2007, royalties incurred under the terms of these agreements were $5,859.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances.  During the year ended December 31, 2006, the Company granted 500,000 employee options which vested immediately, 132,500 options to employees under the terms of the Employee Stock Option Plan and 100,000 employee stock options which are contingent on performance milestones. Option forfeitures during the nine months ended September 30, 2007 consisted of 132,500 options under the terms of the Employee Stock Option Plan and 100,000 employee stock options which were contingent on performance milestones. During the nine months ended September 30, 2007, the Company granted 100,000 options to a non-employee director and 25,000 options to a consultant, under the terms of the Employee Stock Option Plan, 980,000 employee stock options which vested immediately and 230,000 employee stock options which are contingent on performance milestones.

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

Revenue Recognition

The Company’s products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by the Company’s customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations the Company has entered into with its customers. In the case of sales of new products with right of return, for which the Company cannot reliably estimate expected returns of the new product, it defers recognition of revenue until the right of return no longer exists or until it has developed sufficient historical experience to estimate sales returns. As of September 30, 2007, the Company had $70,294 in consigned inventory, $110,743 deferred revenue related to contingent sales and a sales returns allowance of $5,700.  As of December 31, 2006, the Company had $50,265 in consigned inventory, $74,199 deferred revenue related to contingent sales, and a sales returns allowance of $15,600.

Advertising Costs

The Company expenses advertising as incurred. Advertising costs of approximately $136,000 and $52,000 were incurred for the nine months ended September 30, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs, which consist primarily of product development costs as well as non-cash compensation for stock options, are expensed in the period incurred and are included in general and administrative expenses. During the nine months ended September 30, 2007 and 2006, the Company incurred research and development costs of approximately $91,000 and $160,000, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating loss carryforwards, and because realization of such carryforwards is uncertain and certain transactions may limit their utilization, a valuation allowance has been recorded to fully offset the tax benefit from such carryforwards. The net operating loss carryforwards, expiring from 2015 through 2027, totaled approximately $8.6 million as of September 30, 2007.

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

Net Income (Loss) Per Common Share

Basic income (loss) per share has been calculated using the weighted average number of common shares outstanding in accordance with SFAS 128 “Earnings Per Share.”  For the nine months ended September 30, 2007 and 2006, stock options and warrants totaling 14,847,331 and 11,292,331 shares, respectively, were not included in the computation of diluted loss per share as their effect was anti-dilutive. Common stock equivalent shares issuable upon conversion of preferred stock totaling 1.1 million and 1.4 million shares were excluded from the loss per share calculation for the nine months ended September 30, 2007 and 2006, respectively. The approximately 12.9 million shares of common stock issuable upon conversion of the remaining Notes, had they been converted as of September 30, 2007 were also considered to be anti-dilutive for the nine months ended September 30, 2007.  The approximately 5.6 million shares of common stock issuable upon conversion of the Notes, had they been converted as of September 30, 2006, were also considered to be anti-dilutive.  The non-employee options and warrants and the convertible debt were included for dilutive shares as they would be dilutive for the three months ended September 30, 2007.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Nine months ended		Three months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Basic income (loss) per share
Net income (loss)	(4,299)	(6,340)	2,655	(3,600)
Shares used to compute basic income (loss) per share	19,248	14,309	22,942	15,224

Basic income (loss) per share	(0.22)	(0.44)	0.12	(0.24)

Diluted loss per share
Net Income (loss)	(4,299)	(6,340)	2,655	(3,600)
Adjusted for:
Interest expense	-	-	48	-
Amortization of debt discount	-	-	303	-
Amortization of debt issuance costs	-	-	80	-
Write off of unamortized debt discount and issuance	-	-	149	-
Change in estimated fair value of derivatives	-	-	(4,584)	-

Net income (loss) for diluted loss per share	(4,299)	(6,340)	(1,350)	(3,600)

Weighted average shares outstanding	19,248	14,309	22,942	15,224
Add:
Non-employee Options and Warrants	-	-	2,447	-
Conversion of convertible debt	-	-	7,128	-

Shares used to compute diluted loss per share	19,248	14,309	32,517	15,224

Diluted loss per share	(0.22)	(0.44)	(0.04)	(0.24)

For the three months ended September 30, 2007, stock options and warrants totaling 3,082,053 with exercise prices greater than the average fair market value of the Company’s stock of $0.37 were not included in the calculation because the effect would have been anti-dilutive.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying statement of operations, the Company has incurred net losses since beginning its development stage of approximately $17.6 million. The Company’s continued existence is dependent upon its ability to secure adequate financing for the funding of future operations as well as its ability to achieve profitable operations. Historically, the Company has supported its activities through the issuance of convertible debt and common stock through private placements, proceeds on notes payable, employee advances, and the issuance of common stock, options, and warrants for various services including marketing, public relations, product development and the search for additional financing sources.

In August 2006, the Company closed on a private placement offering to accredited investors (note 5). Funds from the offering were used primarily for marketing, inventory development, payment of debt, costs associated with filing of required registration statements and working capital.  At September 30, 2007, the Company had minimal cash remaining.  Until significant further financing is obtained, the Company has had to reduce or curtail planned product development, production and marketing efforts and reduce its level of overhead.

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

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following:	September 30,	December 31,
	2007	2006

Prepaid marketing and promotion (Note 6)	$105,540	$25,000
Prepaid investor relations (Note 6)	10,659	1,865
Prepaid research and development (Note 6)	—	25,473
Prepaid operating costs	2,749	97,149
Prepaid legal and funding services (Note 6)	84,825	—
Other	—	9,809
	$203,773	$159,296

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

An officer of the Company has made advances to the Company to help fund operations. On December 9, 2005, the Company entered into a note agreement with the officer whereby all advances bore interest at 8% per annum.  Principal and interest were due September 20, 2006, but were paid in full on August 22, 2006. Subsequent to the August 2006 repayment and through May 2007, the advances were used on a current terms basis and were no longer interest bearing.   The balance owed by the officer was $9,797 at December 31, 2006.   From May to September 2007 the Company entered into note agreements with the officer for a total of $118,500 with stated maturities of two to six months at an 8% interest rate.  The outstanding amount of notes payable owed to the officer at September 30, 2007 is $67,500.

In April 2006, the Company entered into an unsecured note agreement with a director, to fund operations, totaling $25,000. The note agreement bore interest at 8% per annum. Principal and interest were due November 30, 2006.  The note was renewed under the same terms through March 31, 2007.  On March 30, 2007, the note and related accrued interest were converted into 99,688 restricted shares of the Company’s common stock.  These shares were issued during the second quarter of 2007.

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

In May 2007, the Company issued unsecured notes payable to an employee totaling $9,635 with a one year term and 8% interest payable at maturity.

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

In July 2007, the Company issued notes payable totaling $112,500 and 337,500 shares of common stock to investors in exchange for proceeds of $112,500.  The proceeds were allocated to the notes payable and the stock issued based on their relative estimated fair values.  As a result, a discount of $105,383 was recorded related to the notes payable.  The unsecured notes have a six month term with 8% interest payable at maturity.  If the notes are not paid at maturity, the interest rate increases to 10%.

In September 2007, the Company issued notes payable totaling $65,000 and 260,000 shares of common stock to investors in exchange for proceeds of $65,000.  The proceeds were allocated to the notes payable and the stock issued based on their relative estimated fair values.  As a result, a discount of $58,734 was recorded related to the notes payable.  The unsecured notes have a one year term with 8% interest payable at maturity.  An additional 15,000 shares with a value of $4,576 were issued to an investor.  The related note was not finalized and the value of the shares is included in subscriptions receivable at September 30, 2007.

Discount accretion related to the above notes payable totaled $76,032 for the nine months ended September 30, 2007.

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

In connection with this transaction, the Company incurred cash issuance costs of $513,532 which included a finder’s fee of $330,000, and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method.  Amortization expense for the nine months ended September 30, 2007 and the year ended December 31, 2006 were $285,858 and $144,534, respectively.  The unamortized debt issuance cost of $186,237 related to converted debt was written off upon conversion.  The finder will also receive ten percent of all warrant proceeds, if any.

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

The Notes and the derivative liability related to the Debt Features have been classified as current liabilities as of September 30, 2007 and December 31, 2006, since the Notes may be converted at the Subscriber’s option at any time after issuance and because of the put provision inherent in the redemption option.  The warrants are also exercisable by the Subscriber at their option at any time after issuance and thus the derivative liability related to their estimated value has also been classified as a current liability.

The Notes are secured by substantially all of the Company’s assets and accrue interest at no less than eight percent (8%) with provisions for increased rates should certain events occur or fail to occur.  Accrued but unpaid interest is payable at maturity or may be included in the amount subject to conversion.  As of September 30, 2007 and December 31, 2006, the applicable interest rate remains 8%. Contractual interest expense for the nine months ended September 30, 2007 and the year ended December 31, 2006 was $167,151 and $95,474, respectively, and the related accrued interest payable as of those dates was $195,583 and $95,474, respectively.

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

The proceeds from the financing transaction were first allocated to the fair value of the PIPE warrants (see PIPE WARRANTS ISSUED below) and then to the fair value of the compound embedded derivative contained in the Notes (see DEBT FEATURES below). The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes.  As such, the Notes were initially recorded at zero, a significant discount from their face amount.  This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the nine months ended September 30, 2007 and the year ended December 31, 2006 the Company accreted $1,060,033 and $565,775 of debt discount, respectively.  The excess of the initial total fair value of all derivative financial instruments over the proceeds from the Notes was recorded as “Derivative financial instruments expense” of $3,599,190 at August 21, 2006.

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

As of September 30, 2007, liquidated damages of $30,000 in unregistered stock have been paid to one investor and one additional investor has requested them during the conversion process.  No redemption requests or other demands for payment have been received.  The ultimate outcome of the asserted and unasserted claims is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received or could result in the issuance of a significant number of unregistered shares.

The Company can give no assurance that it will not in the future seek to register the remaining shares required to be registered under the subscription agreements.

PIPE WARRANTS ISSUED

The estimated fair value of the PIPE warrants at issuance was as follows:

Date PIPE Warrants Issued	Number of PIPE warrants	Value at Issuance	Volatility at Issuance
August 21, 2006	$2,875,817	$2,296,986	114%
August 21, 2006	2,396,514	$1,873,584	114%

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the PIPE warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, the PIPE warrants were revalued as of September 30, 2007 and December 31, 2006.  In valuing the PIPE warrants at September 30, 2007, the Company used the following inputs and assumptions: closing stock price $.22, exercise price of $.23, expected life of 4.9 years, 117.4% volatility, and a risk free interest rate of 4.23%.  In valuing the PIPE warrants at December 31, 2006, the Company used the following inputs and assumptions: closing stock price $.58, respective exercise price of $1.00 or $1.25, expected life of 5.64 years, 111% volatility, and a risk free interest rate of 4.69%.  The warrant derivative liability at September 30, 2007, had decreased from the approximately $2.4 million estimated at December 31, 2006 to a fair value of approximately $1.1 million which resulted in a change in fair value of derivatives of approximately $1.3 million for the nine months ended September 30, 2007.  The lives used by the Company for each valuation were based on the 5 year term beginning when the warrants are transferable pursuant to Rule 144(d) or Rule 144(k) under the 1933 Act.

The estimated value of the PIPE warrants at each valuation date includes the value of the anti-dilution protection, which was estimated using the Black-Scholes model with a call option variable calculation. Inputs to the model included the term, volatility and interest rate assumptions for the relevant date as discussed above, a zero percent dividend assumption and the probability of anti-dilution. The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the two or five year periods that the Notes and PIPE warrants are potentially outstanding and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. Accordingly, management assigned a 10% probability to future dilutive financing transactions for the Notes and PIPE warrants at both August 21, 2006 and December 31, 2006.  This estimate was revised to 90% for the March 31, 2007 valuation given the Company’s current financial situation and status of its funding efforts and then was decreased to 50% for the June 30, 2007, and increased to 90% for the September 30, 2007 valuation. During June 2007, the Company issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the warrants and this lowered the probability of future dilution.  Shares issuable in conjunction with an October financing could be potentially more dilutive and this led the Company to increase the probability of future dilutive financing to 90% as of September 30, 2007.  This potential dilution was considered in all relevant valuations as of September 30, 2007.

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of the Debt Features to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income.  The estimated fair value of the Debt Features at the date of issuance was determined using the probability weighted averaged expected cash flows / Lattice Model and the Black-Scholes model with the following inputs and assumptions: closing stock price $.94, a conversion price and period based on the terms of the Notes (2 years), 102% volatility, and a risk free interest rate of 4.85%.  In valuing the Debt Features at September 30, 2007, the Company used the following inputs and assumptions: closing stock price $.22, a conversion price of $.19 and period based on the terms of the Notes (.89 years), 116.4% volatility, and a risk free interest rate of 4.05%.  In valuing the Debt Features at December 31, 2006, the Company used the following inputs and assumptions: closing stock price $0.58, a pro-forma conversion price and period based on the terms of the Notes (1.6 years), 100% volatility, and a risk free interest rate of 4.92%.  Dividends were assumed to be zero for each estimate. The specific model used for each component of the Debt Features and assumptions used in addition to the applicable general inputs and assumptions were as follows:

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

As of September 30, 2007, the carrying value of the contingent liability for registration rights of $473,114 was included in accrued expenses.  In management’s opinion, the maximum amount of liquidated damages associated with the registration rights as of September 30, 2007 was $473,114.  Other expense of $12,171 during the nine months ended September 30, 2007 is the result of the net increase in the estimated contingent liability for registration rights associated with the warrants and stock issuable related to the convertible debt.

•
The redemption option was valued using the Lattice Model to generate expected cash flows and then discounting the probability weighted expected cash flows. The probability of a redemption event was estimated at 50% as of August 21, 2006, since there are a number of events that invoke the redemption option.  As of December 31, 2006, the registration statement has not been declared effective and the probability of a redemption event was estimated at 75%.  The 75% probability was retained at September 30, 2007 since the effective registration does not cover the required number of shares.

•
The anti-dilution protection value was estimated using the Black-Scholes model with a call option variable calculation and a 10% probability of anti-dilution for the initial and December 31, 2006 valuations. This probability was increased to 90% for the March 31, 2007 valuation, lowered to 50% for the June 30, 2007 valuation, and increased to 90% for the September 30, 2007 valuation.  The estimated probability of a dilutive financing transaction was based on the rationale discussed above in the “PIPE WARRANTS ISSUED” sub-heading.

•
The potential buy-in feature whereby the Company would reimburse the debt holder for any change in market price if the Company is unable to deliver registered shares in a timely fashion was determined to have a negligible probability and accordingly, the related value of this potential derivative is not considered to be significant at August 21, 2006, December 31, 2006 or September 30, 2007.

Management will monitor the probabilities and assumptions used in the above estimates and will revise them as necessary to estimate fair value at each balance sheet date.

For the nine months ended September 30, 2007, the Company recorded a change in fair value of derivatives on the statement of operations for the Debt Features of approximately $1.4 million.  The estimated fair value of the Debt Features decreased by $1.5 million as a result of conversions during the nine months ended September 30, 2007.  The adoption of FSP EITF 00-19-2 transferred approximately $.5 million from the estimated value of the Debt Features to a contingent liability for registration rights.   As a result, at September 30, 2007 the estimated fair value of the Debt Features had decreased to approximately $3.0 million from the approximately $3.6 million as of December 31, 2006.

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

Conversion Status

During the nine months ended September 30, 2007, $1,090,431 of convertible notes and $67,042 of related accrued interest were converted to common stock.  In connection with these conversions, $1,497,508 was transferred from the liability for derivative financial instruments to additional paid-in capital.  The unamortized debt discount and debt issuance costs of $686,028 and $186,237 were written off upon conversion.  As of September 30, 2007, $2,209,569 of principal remains unconverted.

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

In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of these non-employee options and warrants to fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. Accordingly, these non-employee options and warrants were revalued as of September 30, 2007 and December 31, 2006.  In valuing these options and warrants at September 30, 2007, the Company used the closing price of the Company’s stock of $0.22, the respective exercise price ($0.17-$3.00), the remaining term on each contract (.02 - 4.21 years), the relevant risk free interest rate (3.43 – 4.23%) as well as the relevant volatility (93.9-123.4%).  The non-employee warrant derivative liability at September 30, 2007 had decreased from the $2,109,579 recorded as of December 31, 2006 which resulted in a change in fair value of derivatives of $1,896,244 on the Company’s books for the nine months ended September 30, 2007, which is recognized in other income or expense.  Additionally, the Company recorded $523,705 as a derivative liability related to non-employee option grants after funding and a reduction of the derivative liability for a non-employee option exercise with a fair market value $101,565.  The resulting non-employee warrant derivative liability at September 30, 2007was approximately $635,000.

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

SUMMARY OF DERIVATIVES VALUES

The following tabular information summarizes the change in value of the derivative instruments during the nine months ended September 30, 2007:

In thousands:

	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434	$3,623	$2,110	$8,167
Non-employee option grants after funding	—	—	524	524
Non-employee option exercises after funding	—	—	(102)	(102)
Change in estimated fair value of derivatives	(1,295)	1,403	(1,897)	(1,789)
Transfer to additional paid in capital related to conversions	—	(1,498)	—	(1,498)
Adoption of FSP EITF 00-19-2	—	(516)	—	(516)
Derivative financial instruments at estimated fair value as of September 30, 2007	$1,139	$3,012	$635	$4,786

The carrying value of the convertible debt as of September 30, 2007 was as follows:

December 31, 2006 net value of convertible debt	$565,775
Accretion of debt discount	1,060,033
Conversion of debt to common shares, net of $686,028 discount	(404,403)
September 30, 2007 net value of convertible debt	$1,221,405

Note 6 – Stockholders’ Equity

Common Stock Issuances

In 2005, the Company issued 150,000 shares of common stock to employees and consultants in exchange for services rendered during the year. The fair value of approximately $31,500 (as determined by the quoted market price on day of issuance) for the services performed with $1,865 remaining in prepaid expenses as of December 31, 2006 as the services were performed in subsequent periods.  During the nine months ended September 30, 2007, the Company expensed the remaining $1,865 in general and administrative expenses.

During the year ended December 31, 2006, the Company agreed to issue 100,000 shares of common stock to consultants in exchange for services to be rendered. The fair value of the common stock shares to be issued was determined to be $78,000 and was included in general and administrative expenses for the year ended December 31, 2006.  The shares were issued in the nine months ended September 30, 2007.

In February 2007, the Company entered into a two year strategic partnership with a third-party consultant in connection with developing e-commerce services.  The Company agreed to pay the consultant 50,000 shares of common stock upon the execution of the agreement.  The fair value of the common stock was determined to be approximately $26,500.  Additionally, the Company issued the consultant 25,000 stock options under the Employee Stock Option Plan. (See Employee Stock Option Plan)

In March 2007, the Company entered into a six month strategic alliance with a third-party consultant for assistance in public relations and investment banking services.  In connection with this agreement, the Company issued 340,000 shares of common stock.  The fair value of the common stock shares was determined to be approximately $153,000.  During the nine months ended September 30, 2007, the Company and the consultant re-evaluated the contract and services rendered which resulted in the consultant returning to the Company 200,000 shares of common stock.  As a result, the Company recorded net general and administrative expenses of approximately $63,000 for the nine months ended September 30, 2007.

In April 2007, the Company entered into a one year strategic alliance with a third-party consultant for assistance in locating and obtaining additional funding.  In connection with this agreement, the Company will negotiate compensation on a project by project basis.  All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant received 400,000 unregistered shares.  The fair value of the common stock shares was determined to be approximately $104,000 and is included in general and administrative expenses for the nine months ended September 30, 2007.

In April 2007, the Company entered into an agreement with a third-party consultant to provide investor relation services for a one year period in exchange for 300,000 restricted shares and a $5,000 deferred retainer fee. The fair value of the restricted shares was determined to be approximately $84,000 and is included in general and administrative expenses for the nine months ended September 30, 2007.

In May 2007, the Company entered into an agreement with a third-party consultant to provide legal services and to act as a strategic partner in locating and obtaining financing for the Company in exchange for 750,000 restricted shares. The fair value of the restricted shares was determined to be approximately $210,000 and is included in general and administrative expenses for the nine months ended September 30, 2007.

In May 2007, the Company entered into a one year strategic alliance with a director to provide investor relations and other business consulting services. In connection with this agreement, the Company will negotiate compensation on a project by project basis. All compensation related to the agreement will be unregistered common shares of the Company. For services to date, the consultant received 334,000 unregistered shares. The fair value of the restricted shares was determined to be approximately $96,860 and is included in general and administrative expenses for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, the Company issued promissory notes totaling $252,500 and granted 822,500 shares of common stock to third-party investors in exchange for proceeds of $252,500.  Proceeds of $234,172 were allocated to the shares issued. 482,500 of these shares with a fair value of $131,387 are included in common stock shares to be issued as of September 30, 2007.  An additional 15,000 shares with a value of $4,576 were issued to an investor.  The related note was not finalized and the value of the shares is included in subscriptions receivable at September 30, 2007.

In August 2007, the Company entered into a strategic alliance with a third-party consultant for promotional services in exchange for 325,000 restricted shares of common stock. The fair value of the restricted shares was determined to be approximately $94,250 and is included in general and administrative expenses for the nine months ended September 30, 2007.  As of September 30, 2007, these shares had not been issued and are included in common stock shares to be issued.

In August 2007, 30,000 shares of preferred stock were converted into 300,000 shares of common stock.

Stock Options and Warrants

In June 2005, the Company issued 25,000 warrants to a consultant. The consultant is also entitled to receive up to 850,000 options and warrants upon entering into three specific contracts on behalf of the Company. As of December 31, 2006, the consultant was successful in entering into two contracts on behalf of the Company and earned 350,000 of the available contingent options and warrants. During the nine months ended September 30, 2007 the Company extended the life of these options until July 2010.  This extension was valued with an estimated fair value of $50,453 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .45, expected life of 3 years, 112.8% volatility, and a risk-free interest rate of 4.53%.    As a result of this issuance the Company recorded additional general and administrative expense of $50,453 for the nine months ended September 30, 2007.  As of September 30, 2007, no further contracts have been completed and therefore 500,000 options and warrants remain contingent.

In July 2005, the Company entered into a promotion agreement with a third party. The promotion agreement provides for the issuance of up to 2,000,000 warrants to purchase common stock at exercise prices ranging from $.70 to $1.25 per share.  Through December 31, 2006, the third party had earned 1,050,000 of these warrants. The remaining 950,000 warrants as per the promotion agreement are contingent upon the consultant’s completion of various project milestones, none of which were deemed probable at September 30, 2007.  In exchange for each product integration, the Company shall pay the promoter 5% of the total net sales of the products included in the specified product integration and any other products appearing or depicted in the program featuring the product integration within one year of the new product airing or within six months of the existing product airing. The Company may also be obligated to pay a license royalty of 2.5% of certain sales as indicated in the promotion agreement.  As of September 30, 2007, none of these events have occurred and management is unable to estimate when these events will occur, thus these warrants are not deemed to be issued and outstanding as of September 30, 2007.

In January 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant can earn up to 250,000 cashless stock options at an exercise price of $1.30 with a 3 year life.  In January 2007, the consultant earned 83,333 of these options.  These awards were valued at the estimated fair value of $29,792, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .68, expected life of 3 years, 102.2% volatility, and a risk-free interest rate of 4.85%.  In February 2007, the consultant earned an additional 83,333 of these options.  These awards were valued at the estimated fair value of $16,634, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .47, expected life of 2.91 years, 100.1% volatility, and a risk-free interest rate of 4.55%.  As a result of these issuances the Company recorded general and administrative expense of $46,426 for the nine months ended September 30, 2007.

In February 2007, the Company entered into a 12 month consulting agreement for investor and public relations services.  Under the terms of the agreement, the consultant was given 100,000 stock options which are exercisable immediately at an exercise price of $1.30 with a 3 year life.  This award was valued at the estimated fair value of $31,977, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .63, expected life of 3 years, 101.7% volatility, and a risk-free interest rate of 4.87%.  During the nine months ended September 30, 2007, the Company expensed $21,318 in general and administrative expenses and had $10,659 remaining in prepaid expenses as of September 30, 2007.

In May 2007, a non-employee consultant exercised 400,000 stock options utilizing the cashless stock option feature.  The fair value of the options at time of issuance was determined to be $101,565. Due to an error the consultant received too many shares under the cashless exercise.  As of September 30, 2007, the Company had a $40,000 subscription receivable related to this over issuance of shares.

In June 2007, the Company entered into two 12 month consulting agreements for the production and distribution of video commercials and webcasts.  Under the terms of these agreements, the consultants can each earn up to 200,000 stock options at exercise prices ranging from $ .25 - $1.00 with a 2 year life.  Upon signing the agreements, the consultants each earned 50,000 of these options with an exercise price of $. 25.  These awards were valued with a total estimated fair value of $30,572, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .44, expected life of 2 years, 108.4% volatility, and a risk-free interest rate of 4.97%.    As a result of these issuances the Company recorded general and administrative expense of $30,572 for the nine months ended September 30, 2007.  As of September 30, 2007, none of the events for the contingent options had occurred and management is unable to estimate when these events will occur, thus these options are not deemed to be issued and outstanding as of September 30, 2007.

In June 2007, the Company entered into a 12 month consulting agreement for assistance in obtaining national media coverage.  Under the terms of the agreement, the consultant can earn up to 200,000 stock options at an exercise price of $.53 with a 2 year life.  Upon signing the agreement, the consultant earned 100,000 options.  This award was valued with an estimated fair value of $18,632, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .37, expected life of 2 years, 109.4% volatility, and a risk-free interest rate of 5.08%.    As a result of this issuance the Company recorded general and administrative expense of $18,632 for the nine months ended September 30, 2007.  Under the terms of the agreement, the consultant was required to provide a substantive marketing event (as determined by management) to earn the remaining 100,000 options.  This event was deemed to have occurred in June 2007.  These awards were valued with an estimated fair value of $35,348 utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .58, expected life of 2 years, 111.6% volatility, and a risk-free interest rate of 4.87%.    As a result of this issuance the Company recorded additional general and administrative expense of $35,348 for the nine months ended September 30, 2007.

In June 2007, the Company entered into a 12 month consulting agreement for assistance in obtaining national media coverage.  Under the terms of the agreement, the consultant can earn up to 200,000 stock options at an exercise price of $.53 with a 2 year life.  Upon signing the agreement, the consultant earned 100,000 options.  This award was valued with an estimated fair value of $18,632, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .37, expected life of 2 years, 109.4% volatility, and a risk-free interest rate of 5.08%. As a result of this issuance the Company recorded general and administrative expense of $18,632 for the nine months ended September 30, 2007.  Under the terms of the agreement, the consultant is required to provide a substantive marketing event (as determined by management) to earn the remaining 100,000 options.  As of September 30, 2007, this event for the contingent options had not occurred and management was unable to estimate when this event will occur, thus these options are not deemed to be issued and outstanding as of September 30, 2007.

In June 2007, the Company entered into a two year consulting agreement for investor and talent acquisition services.  Under the terms of the agreement, the consultant was given 500,000 stock options which are exercisable immediately at an exercise price of $ .53 with a 2 year life.  This award was valued at the estimated fair value of $122,784, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .45, expected life of 2 years, 109.1% volatility, and a risk-free interest rate of 5.03%.  During the nine months ended September 30, 2007, the Company expensed $20,464 in general and administrative expenses and had $102,320 remaining in prepaid expenses as of September 30, 2007.

In July 2007, the Company agreed to issue an additional 250,000 warrants to a consultant in connection with the development of a video Vlog.  These additional warrants are exercisable immediately at an exercise price of $2.00 with a 3 year life.  This award was valued at the estimated fair value of $46,795, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .45, expected life of 3 years, 110.7% volatility, and a risk-free interest rate of 5.02%.  During the nine months ended September 30, 2007, the Company expensed $46,795 in general and administrative expenses related to these warrants.

In August 2007, the Company entered into a two year consulting agreement for marketing services.  Under the terms of the agreement, the consultant was given 20,000 stock options which are exercisable immediately at an exercise price of $ .38 with a 2 year life.  Additionally, the consultant can earn up to 500,000 additional stock options at market price upon reaching certain marketing milestones.  As of September 30, 2007, 200,000 of these additional stock options had been earned and another 100,000 options were deemed probable.  These awards were valued at the estimated fair value of $46,835, utilizing the Black-Scholes option pricing model with the following assumptions: stock price range from $ .22 - $.29, expected life of 2 years, 111.3% to 112.9% volatility, and a risk-free interest rate ranging from 3.97% to 4.15%.  During the nine months ended September 30, 2007, the Company expensed $43,614 in general and administrative expenses and had $3,221 remaining in prepaid expenses as of September 30, 2007.

In August 2007, the Company entered into two year consulting agreement for marketing services.  Under the terms of the agreement, the consultant could earn up to 400,000 options, with an exercise price of $.53 and a 3 year life, for achieving two separate milestones.  In September 2007, the first milestone was reached and the consultant was issued 200,000 options.  This award was valued at the estimated fair value of $48,376, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .38, expected life of 3 years, 112.5% volatility, and a risk-free interest rate of 4.45%.  During the nine months ended September 30, 2007, the Company expensed $48,376 in general and administrative expenses related to these warrants.  As of September 30, 2007, the event for the remaining contingent options had not occurred and management was unable to estimate when this event will occur, thus these options are not deemed to be issued and outstanding as of September 30, 2007.

In August 2007, the Company entered into a two year consulting agreement for assistance in placing Sweet Success products in a nationally known restaurant chain.  Under the terms of the agreement, the consultant was given 100,000 stock options which are exercisable immediately at an exercise price of $ .53 with a 2 year life.  This award was valued at the estimated fair value of $18,335, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .36, expected life of 2 years, 112.5% volatility, and a risk-free interest rate of 4.45%.  During the nine months ended September 30, 2007, the Company expensed $18,225 in general and administrative expenses related to these warrants.    Additionally, the consultant can earn up to 300,000 additional stock options at market price upon reaching certain marketing milestones.  As of September 30, 2007, the events necessary for the remaining contingent options to be earned had not occurred and management was unable to estimate when this event will occur, thus these options are not deemed to be issued and outstanding as of September 30, 2007.

During the nine months ended September 2007, the Company issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the 5,272,331 warrants associated with the convertible debt.  This potential dilution would lower the exercise price on the warrants to an estimated $.23.  This lower exercise price is reflected in the tabular information below.

A summary of the option and warrant activity is as follows:

	Warrants		Options
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding December 31, 2006	7,897,331	$1.07	4,125,000	$0.49
Granted	250,000	2.00	1,870,000	0.61
Exercised	—	—	(400,000)	0.10

Outstanding September 30, 2007	8,147,331	$0.52	5,595,000	$0.55

Exercisable September 30, 2007	8,147,331	$0.52	5,411,667	$0.55

Weighted average fair value of options and warrants granted September 30, 2007		$.19		$0.25

The following table summarizes information for options as of September 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17 - $0.40	2,020,000	2.2	$0.27	1,920,000	$0.27
$0.50 - $0.60	2,070,000	1.7	0.54	2,070,000	0.54
$0.70 - $1.30	1,405,000	2.8	0.91	1,321,667	0.89
$1.50	100,000	3.0	1.50	100,000	1.50
	5,595,000	2.2	$0.55	5,411,667	$0.55

The following table summarizes information for warrants outstanding and exercisable at September 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.31	5,272,331	4.90	$0.23	5,272,331	$0.23
$0.35 - $0.80	1,550,000	2.33	0.66	1,550,000	0.66
$1.30	1,000,000	2.24	1.30	1,000,000	1.30
$2.00	250,000	2.82	2.00	250,000	2.00
$3.00	75,000	0.25	3.00	75,000	3.00
	8,147,331	3.97	$0.52	8,147,331	$0.52

Employee Stock Option Plan (the Plan)

In February 2007, the Company entered into a one year strategic partnering agreement related to e-commerce activities.  Under the terms of the agreement the consultant will receive 50,000 shares of common stock (see Common Stock Issuances), 25,000 stock options, with an exercise price of $.53, issued under the Plan vesting immediately with a three year option term, and cash commissions based on sales on certain e-commerce sites.  These options to the consultant were valued at the estimated fair value of $8,540, utilizing the Black-Scholes option pricing model with the following assumptions: stock price $ .53, expected life of 3 years, 100.9% volatility, and a risk-free interest rate of 4.74%.  The company recorded $8,540 of general and administrative expense for the nine months ended September 30, 2007.

The Company records compensation expense for employee and director stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with following weighted average assumptions:

Nine months ended September 30, 2007
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

A summary of the option and warrant activity is as follows:

	Number of Shares	Weighted- Average Exercise Price

Outstanding December 31, 2006	132,500	$0.71
Granted	1,105,000	0.54
Forfeited	(132,500)	(0.71)

Outstanding September 30, 2007	1,105,000	$0.54

Exercisable September 30, 2007	1,038,333	$0.53

Weighted average fair value of options granted September 30, 2007		$0.44

The following table summarizes information for the options issued under the Plan as of September 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53	1,005,000	4.5	$0.53	1,005,000	$0.53
$0.61	100,000	9.4	0.61	33,333	0.61
	1,105,000	5.0	$0.54	1,038,333	$0.53

At September 30, 2007, there was $34,322 of total unrecognized compensation expense related to nonvested shares granted to employees and directors under the Plan. That cost is expected to be recognized over a weighted-average period of 1.35 years. During the nine months ended September 30, 2007, the Company recorded share-based compensation expense for employees and directors of $438,615 or $0.02 per share, under the provisions of SFAS 123R.  The share-based compensation expense was the result of the removal of $5,544 in share-based compensation expense previously recorded related to the forfeited shares, netted against the $444,159 of share-based compensation expense for the new stock option issuances.

The Company also has 230,000 options which may be issued to employees upon the completion of certain milestones.  As of September 30, 2007, the options were not deemed to be probable under the provisions of SFAS 123R.

Note 7 – Commitments and Contingencies

Operating Leases

Prior to November 1, 2006, the Company leased space on a month to month basis. Effective November 1, 2006, the Company contracted for expanded corporate office space under a 36 month lease for approximately $4,500 per month. Rent expense was approximately $40,000 and $24,000 for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

Future minimum lease payments at September 30, 2007 under the operating lease referred to above are as follows:

Three months ended December 31, 2007	$13,440
Year ended December 31, 2008	53,762
Year ended December 31, 2009	45,834
$113,036

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

The Company entered into a twelve month non-exclusive consulting agreement in August 2007 with an outside firm to obtain convertible debt in the amount of $3,000,000.  Compensation will be 7% of transaction value and 1% of the fully diluted outstanding common shares of the Company for every one million dollars of funding obtained.

In September  2007, the Company entered into a non-exclusive agreement with a third party firm to secure debt and equity funding from outside institutions, security firms, venture capital firms, investment bankers and strategic and joint venture partners.  In exchange for these services, the Company agreed to pay a fee of 3% of all capital raised and accepted by the Company.

Note 8 – Subsequent Events

In October 2007, the Company entered into a financial advisor agreement with an outside firm to provide services in raising capital through the placement of the Company’s securities with accredited individuals and institutions.  The Company will reimburse the advisor based on the transaction value of any securities placed, including placement fees, banking fees and stock warrants.  This agreement will be effective for a nine month period.

In October 2007, the Company entered into a one year consulting agreement for corporate planning and assistance in raising capital in the form of debt and/or equity.  The consultant will be compensated by receiving up to one million restricted common shares of Sweet Success Enterprises, Inc. with piggyback registration rights based on performance.

In October 2007, the Company issued notes payable totaling $130,000 in exchange for proceeds of $100,000.  The unsecured notes have a three year term with 6% annual interest payable at maturity.  The holder has the right to convert the principal and accrued interest into fully paid and nonassessable shares of the Company’s common stock.

In October 2007, the Company issued stock warrants to a third party authorizing them to purchase all or part of 400,000 shares of the Company’s fully paid non-assessable common stock for $2.50 per share.  The warrants are exercisable anytime until October 5, 2012.

In October 2007, the Company issued notes payable totaling $10,000 in exchange for proceeds of $10,000.  The unsecured notes have a one year maturity with an interest rate of 8%.  As additional consideration, the holder shall receive 40,000 shares of the Company’s unregistered common stock for each $10,000 loaned to the Company.

In October 2007, the Company entered into a financial public relations agreement with a third party to provide assistance in press releases, audio interviews, market updates, provide interactive profile to investors and feature the Company in internet chat broadcasts.  Initial payment for services will be $7,000 cash or $10,000 of the Company’s common stock.  This agreement is to be effective for a thirty day period.

In October 2007, the Company amended an agreement with a consultant for assistance in placing Sweet Success products in a nationally known restaurant chain.  The amendment reduced the option exercise price from $0.53 to $0.24.  All options expire 24 months following their issuance.

In October 2007, the Company issued 300,000 stock warrants to a consultant at $.53 for assistance in providing funding for the company.

In October 2007, the Company issued 100,000 stock warrants at $.53 to a consultant for providing clinical trials on the company’s GlucaSafe product.

In October 2007, the Company issued 25,000 shares of common stock to a consultant for assistance in providing funding for the company.

In October 2007, the Company issued 150,000 stock options to a consultant for services provided as part of his consulting agreement.

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

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

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

•
ChocKoala™ Immunity Jr . — A non-dairy, non-soy protein base product with an 8 ounce package geared towards children. It is enhanced with Aktivated Barley (rich in beta-glucan), Astragalus and Vitamin C.

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

We are currently building a network of independent distributors, brokers, national retail accounts and web sellers that we anticipate to include 15,000 to 20,000 points of distribution. Our business plan contemplates increased consumer sales through expansion of our points of sale to include grocery, mass merchandisers, drug, specialty vitamin, warehouse clubs, natural/organic grocers, corner stores, online only retail and private label. In October 2006, we announced the shipment of Power Blend to approximately 2,500 GNC stores nationally making it available for the holiday season.  Additionally, we beta tested three products through approximately 500 stores in the Midwest and Southern Florida. Our Midwestern stores include Price Chopper, Reasor’s, Piggly Wiggly, Country Mart, Wiseway’s, Homeland, Ramey’s and various convenience stores. In Southern Florida our product is sold at corner and drug stores through Southern Wine and Spirits. As a result of the beta tests, we changed our ingredients and packaging to meet consumer needs and buying habits. During the first quarter of 2007, we announced the addition of Amazon.com, Tree of Life, Kehe Food Distributors, Rice Epicurean, Hi Health, Akins Natural Foods and Chamberlin’s Market and Cafés.  During the second quarter of 2007, we announced the addition of H-E-B Grocery Company and Samsclub.com to our growing list of distributors.  During the third quarter of 2007, we shifted our marketing efforts towards our on-line customers.  Our primary focus will be on the Glucasafe product and developing agreements with national retailers.  We will continue to sell our other products without extensive marketing except in Samsclub.

The Company has yet to experience significant sales.  The primary focus during the fourth quarter of 2006 was to incorporate the information gained from our beta test markets, finalize our product family of 7 all-natural healthy beverages and complete initial production runs for the newest products in the product line.  We had some slippage into the first quarter of 2007 as a result of issues related to our manufacturing partners and availability of our Tetra Prisma containers, which postponed our initial production of GlucaSafe and Ultra Greens into the first quarter.   The major accomplishments of the second quarter include our second production run of Glucasafe and growth of our business on Amazon.com.  In the third quarter we continued to expand the on-line marketing and distribution of our Glucasafe product.

The next steps in our business plan were to continue setting up distribution channels during the first quarter and to raise money to start the marketing program to support those distribution channels in the second half of 2007.  The slippage in production and limited financial resources caused some slippage in these plans and we have also not raised the necessary funds to support our efforts to obtain adequate distribution or to support the distribution we currently have.  Our brick and mortar and on-line revenues for the first nine months of 2007 are primarily related to products sold through consignment relationships with retailers.  Our sell through results have been mixed.  As announced in August 2007, we sold out of our Glucasafe product on Samsclub.com and have received a follow on order.  However, our deferred revenue increased during the first nine month of 2007, primarily as a result of shipments to distributors which had not yet been placed into retail channels and slower than expected sell through.  Until such time as we can support the ultimate sale to consumers of our products through product demonstrations, advertising and other efforts, it is more difficult for our distributors to place our products at retailers, since retailers allocate shelf space based on anticipated product sales.  We have carefully selected our opportunities for our limited marketing support funds, but establishing our products in a crowded market place will take significantly more expenditures. This product support is not an issue with our online accounts, including Amazon.com and Samsclub.com.  We are working with an e-commerce consultant to develop our on-line distribution.

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

During the second quarter of 2007, we announced additional conversions of the Company’s debt completing the issuance of 3.75 million registered shares from our February 2007 SB-2.  The debt principal has been reduced from $3.3 million at inception to approximately $2.2 million as of June 30, 2007 through conversions.  We also sponsored two Diabetic events with Juvenile Diabetes Research Foundation and plan to sponsor similar events with the American Diabetes Association.   We filed a patent application on our Glucasafe product and named the Spizman Agency for our national public relations campaign for this product.  Other activity includes entering into an agreement with Richard Garcia to produce internet based shows or “VLOG”.

During the third quarter of 2007 we announced our full line of beverages was available on Samsclub.com.  We were also a featured participant at the 2007 Gold's Gym International Convention at the Mandalay Bay Resort and Casino in Las Vegas.   We participated in their first-ever ECRM (Efficient Collaborative Retail Marketing) in Jacksonville, FL.  Many of the major supermarket, mass merchandiser and drug chains from all across the country attended this event.  ECRM(r) is a business process that streamlines the sales and marketing supply chain.  The Company announced a new marketing initiative, "Inside/Out," focusing on the healthful benefits of its product line and its eco-friendly packaging. In addition, the company also signed an agreement with Legacy Entertainment Services, Inc. to assist us in developing a marketing program to expose Glucasafe to young kids through television placement and interviews with sports and entertainment figures primarily for the Southern California school market.  We are in preliminary talks with the Juvenile Diabetes Research Foundation (JDRF) to develop a strategy for a co-branding effort to assist JDRF in its fundraising campaigns.

Following our last production run of GlucaSafe™ at Universal Food and Beverage Co, Universal was plagued by financial problems which led to their bankruptcy.  This specific issue has caused the company great hardships especially when we were beginning some of our largest orders at Sam’s Club.  Universal still had ingredients and product we needed.  As we begin to move our production to other facilities, this has been difficult to acquire firm production dates because of the shortage that the shutdown of this Universal plant has caused and the production of products that were packaged in Tetra Prisma, our package of choice.  We are currently attempting to secure production capability at Kerry Quebec and other co-packers who are able to run this package.

Additional problems at Universal included them holding our production ingredients and packaging materials and demanding a new payment plan we had not budgeted.  This created a two month delay in getting our product and ingredients and production materials from them.  We made additional payments to them so they could be shipped to our new production facility in Canada.  To date they have not shipped all the missing product, ingredients and production materials.  This may cause our new production facility in Canada to potentially move our production dates which could cause other problems such as not having product for our main sales channel, which is selling better than expected.  These issues may cause us to miss the window for our first production run at Kerry, the Canadian co-packer that was recently announced in a press release outlining the production of 50,000 cases.  Due to these issues the Company is now investigating another product delivery platform to replace Tetra Prisma.  Tetra Prisma packaging is a current problem because there is not enough product facility capability in North America since Universal closed down.

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

Revenue Recognition

Our products are sold to distributors and retailers (collectively the “customers”) for cash or on credit terms which are established in accordance with local and industry practices and typically require payment within 30 days of delivery. Revenue is recognized upon receipt of the product by our customers, in accordance with written sales terms, net of provisions for discounts and allowances, unless considered consignment or a contingent sale which will remain in inventory, until the products are sold through to end users. If prepaid by the customer, amounts will be considered deferred revenue until such time as the products have been sold through to the end user or stated right of return privileges have expired. Sales returns and allowances are stipulated by contractual obligations we have entered into with our customers. In the case of sales of new products with right of return, for which we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. As of September 30, 2007, we had $70,294 in consigned inventory, $110,743 deferred revenue related to contingent sales, and sales returns allowance of $5,700.

Provision for Doubtful Accounts

Our management must estimate the collectibility of our accounts receivable. Management analyzes accounts receivable and analyzes, if any, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Additionally, if we receive notice of a disputed receivable balance, we intend to accrue such additional amount as management determines is reflective of the risk of non-collection. As of September 30, 2007, write-offs of accounts receivable have been negligible and no allowance was deemed necessary.

 Inventory

We hold raw material and finished goods inventories, which are procured and manufactured based on our sales forecasts. We value inventory at the lower of cost or estimated net realizable value, and include adjustments for estimated obsolescence, on a first in-first out basis. These valuations are subject to customer acceptance and demand for the particular products, and our estimates of future realizable values are based on these forecasted demands. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. Differences could result in the amount and timing of write-downs for any period if we make different judgments or use different estimates. We also determine an allowance for obsolescence based on products that are over twelve months from production date and raw materials that may not be used in production. At September 30, 2007, an inventory allowance was recorded of $136,800.

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

Deferred Income Taxes

At September 30, 2007 we had net operating loss carry forwards for federal income tax purposes of approximately $8.6 million, which are available to offset future federal taxable income, if any. Utilization of the net operating loss, which expires at various times starting in 2015, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under-state tax laws. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2007, we do not believe we meet the criteria to recognize the deferred tax asset, and we have accordingly provided a full valuation allowance.

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

All stock based compensation issued to employees prior to January 1, 2006 was fully earned and thus no future compensation is necessary related to prior issuances.  Option forfeitures during the nine months ended September 30, 2007 consisted of 132,500 options under the terms of the Employee Stock Option Plan and 100,000 employee stock options which were contingent on performance milestones. During the nine months ended September 30, 2007, the Company granted 100,000 options to a non-employee director and 25,000 options to a consultant, under the terms of the Employee Stock Option Plan, 980,000 employee stock options which vested immediately and 230,000 employee stock options which are contingent on performance milestones.

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

Results of Operations

Results of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenue.  For the nine months ended September 30, 2007, net sales of $71,477 were recorded. For the nine months ended September 30, 2006, net sales amounted to $95,665.  This decrease in sales of approximately $24,000 is primarily attributable to our focus on expanding our distribution which has resulted in a higher proportion of consigned sales.  Until the products sell through to the ultimate customer, revenue is deferred on consigned sales.

Cost of Sales.  For the nine months ended September 30, 2007, cost of goods sold was $520,631, an increase of approximately $$366,000 from the $154,172 recorded for the nine months ended September 30, 2006. The increase is due primarily to the write down and reserve of expiring and/or spoiled finished goods and raw materials of $435,149 during the third quarter 2007.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Margin (Loss). For the nine months ended September 30, 2007, cost of sales exceeded the net sales resulting in a gross loss of $449,154 compared to a gross loss of $58,507 for the nine months ended September 30, 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3,145,035 for the nine months ended September 30, 2007, a decrease of approximately $226,000 from general and administrative expenses of $3,370,847 for the nine months ended September 30, 2006. The decrease in selling, general and administrative expenses was primarily due to a decrease in professional fees of $986,000 offset by increases in payroll expenses of $506,000, advertising of $96,000 and shipping charges of $68,000.

Loss from Operations.  Loss from operations was $3,594,189 for the nine months ended September 30, 2007 compared to a loss of $3,429,354 for the nine months ended September 30, 2006. The approximately $165,000 increase in loss from operations was primarily due to the increase in cost of sales discussed above offset by the decrease in selling, general and administrative expenses.

Interest Income.  Interest income was $2,716 and $7,962 for the nine months ended September 30, 2007 and 2006, respectively.  The interest income is a result of the investment of the remaining proceeds from the convertible debt transaction into an interest bearing account.

Depreciation Expense.   Depreciation expense was $12,623 for the nine months ended September 30, 2007.

 Interest Expense.  Interest expense was $177,331 for the nine months ended September 30, 2007, an increase of approximately $126,000 from interest expense of $51,648 recorded for the nine months ended September 30, 2006.  The increase in interest expense is primarily attributable to the issuance of convertible debt in August 2006.

Other Income (Expense). Other expense of $12,171 is the result of a increase in the estimated contingent liability for registration rights associated with the warrants and stock issuable related to the convertible debt, primarily related an increase related to determining liquidated damages had become probable and estimable related to the warrants, offset by the conversions during the nine months ended September 30, 2007.

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

Derivative Financial Instruments Expenses. The proceeds from the convertible debt financing transaction were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The excess of the total fair value over the amount of the Notes was recorded as derivative financial instruments expense of $3,599,190 for the nine months ended September 30, 2006.

Amortization of Debt Discount.  The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes. As such, the Notes were recorded at zero, a significant discount from their face amount. This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the nine months ended September 30, 2007, we amortized $1,136,065 of debt discount, of which $1,060,033 related to the Notes and $76,032 related to other notes payable.

Amortization of Debt Issuance Costs.  In connection with the convertible debt financing transaction, we incurred cash issuance costs of $513,532 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method. Amortization expense for the nine months ended September 30, 2007 was $285,858.

Change in Estimated Fair Value of Derivative Instruments.  As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments. For the nine months ended September 30, 2007, we recorded $1,789,197 of income as a result of the changes in estimated fair value displayed below:

In thousands:

	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of December 31, 2006	$2,434	$3,623	$2,110	$8,167
Non-employee option grants after funding	—	—	524	524
Non-employee option exercises after funding	—	—	(102)	(102)
Change in estimated fair value of derivatives	(1,295)	1,403	(1,897)	(1,789)
Transfer to additional paid in capital related to conversions	—	(1,498)	—	(1,498)
Adoption of FSP EITF 00-19-2	—	(516)	—	(516)
Derivative financial instruments at estimated fair value as of September 30, 2007	$1,139	$3,012	$635	$4,786

Net Income (Loss). Net loss was $4,298,589 for the nine months ended September 30, 2007 compared to a loss of $6,339,620 for the nine months ended September 30, 2006. The approximately $2,041,000 decrease in net loss was primarily attributable to the net impact of the convertible debt financing transaction discussed above.

Results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenue.  For the three months ended September 30, 2007, net sales of $12,033 were recorded. For the three months ended September 30, 2006, net sales amounted to $14,712.

Cost of Sales.  For the three months ended September 30, 2007, cost of goods sold was $468,976, an increase of approximately $415,000 from the $54,007 recorded for the three months ended September 30, 2006. The increase is due primarily to the write down or reserve of expiring and/or spoiled finished goods and raw materials of $435,149 during the third quarter 2007.

Our current production runs are for 500 to 8,500 cases which results in higher unit costs due to semi-fixed production run costs, higher spoilage of packaging materials and raw materials and other inefficiencies.

Gross Margin (Loss). For the three months ended September 30, 2007, cost of sales exceeded net sales resulting in a gross loss of $456,943 compared to a gross loss of $39,295 for the three months ended September 30, 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $760,596 for the three months ended September 30, 2007, a decrease of approximately $455,000 from general and administrative expenses of $1,215,991 for the three months ended September 30, 2006. The decrease in selling, general and administrative expenses was primarily due to a decrease in professional fees of $514,000 offset by an increase in payroll expenses of $63,000.

Loss from Operations.  Loss from operations was $1,217,539 for the three months ended September 30, 2007 compared to a loss of $1,255,286 for the three months ended September 30, 2006. The approximately $38,000 decrease in loss from operations was primarily due to the decrease in selling, general and administrative expenses as discussed above, offset by the increase in cost of sales.

Interest Income.  Interest income was $6 for the three months ended September 30, 2007compared to $7,962 for the three months ended September 30, 2006.

Depreciation Expense.   Depreciation expense was $4,207 for the three months ended September 30, 2007.

Interest Expense.  Interest expense was $54,987 for the three months ended September 30, 2007; an increase of approximately $23,000 from interest expense of $31,705 recorded for the three months ended September 30, 2006.  The increase in interest expense is primarily attributable to the issuance of convertible debt in August 2006.

Other Income (Expense). Other expense of $44,839 is primarily the result of a non-cash expense associated with the convertible debt.

Write-off of Unamortized Debt Discount and Issuance Costs, due to Debt Conversion. The unamortized portion of the debt discount and debt issuance costs related to the converted debt was expensed upon conversion.

Derivative Financial Instruments Expense. The proceeds from the convertible debt financing transaction were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The excess of the total fair value over the amount of the Notes was recorded as derivative financial instruments expense of $3,599,190 for the three months ended September 30, 2006.

Amortization of Debt Discount.  The proceeds from the financing transactions were first allocated to the fair value of the PIPE warrants and then to the fair value of the compound embedded derivative contained in the Notes. The total fair value of the PIPE warrants plus the Debt Features was greater than the amount of the Notes. As such, the Notes were recorded at zero, a significant discount from their face amount. This resulted in a debt discount which is being accreted using the effective interest method over the contractual term of the Notes. For the three months ended September 30, 2007, we amortized $378,744 of debt discount of which $302,712 related to the Notes.

Amortization of Debt Issuance Costs.  In connection with the convertible debt financing transaction, we incurred cash issuance costs of $513,532 and issued 479,303 Class A warrants (valued at $375,307 at issuance) to the finder, for a total of $888,839 to be amortized over the two year contractual term of the notes using the effective interest method. Amortization expense for three months ended September 30, 2007 and 2006 was $79,576 and $34,377, respectively.

Change in Estimated Fair Value of Derivative Instruments.  As a result of the convertible debt financing transaction, we must estimate the fair value of the PIPE warrants, the compound embedded derivative embedded in the notes and non-employee options and warrants exercisable during the period the Notes are outstanding as of each balance sheet date and record the change in fair value as a change in estimated fair value of derivative instruments. For the three months ended September 30, 2007, we recorded $4,583,842 of income as a result of the changes in estimated fair value displayed below:

In thousands:

	PIPE warrants derivative liability	Debt features derivative liability	Non- employee stock option/warrant derivative liability	Total
Derivative financial instruments at estimated fair value as of June 30,2007	$2,884	$4,340	$2,242	$9,466
Non-employee option grants after funding	—	—	211	211
Non-employee exercises after funding	—	—	—	—
Change in estimated fair value of derivatives	(1,745)	(1,021)	(1,818)	(4,584)
Transfer to additional paid in capital related to conversions	—	(307)	—	(307)
Derivative financial instruments at estimated fair value as of September 30, 2007	$1,139	$3,012	$635	$4,786

Net Income (Loss). Net income was $2,655,312 for the three months ended September 30, 2007 compared to a loss of $3,600,052 for the three months ended September 30, 2006. The approximately $6,255,000 increase in net income was due to the derivative financial expense for the convertible debt for the three months ended September 30, 2006 and the change in estimated fair value of derivatives for the three months ending September 2007.

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

The Notes and PIPE warrants have anti-dilution rights reducing the conversion and exercise price for certain issuances of our equity securities at an effective price below the applicable conversion or exercise price.   During June 2007, we issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the 5,272,331 warrants associated with the convertible debt.  This potential dilution would lower the exercise price on the warrants and the convertible debt to an estimated $.31.  In September 2007, we issued shares in conjunction with a debt financing which were potentially dilutive to the contractual exercise price of the 5,272,331 warrants associated with the convertible debt.  This potential dilution would lower the exercise price on the warrants and the convertible debt to an estimated $.23.

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

As of September 30, 2007, liquidated damages of $30,000 in unregistered stock have been paid to one investor and one additional investor has requested them during the conversion process.  No redemption requests or other demands for payment have been received.  The ultimate outcome of the asserted and unasserted claims is unknown and could exhaust the liquid resources of the Company if it is not resolved or additional financing is not received or could result in the issuance of a significant number of unregistered shares.

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

The PIPE warrants are exercisable on a cashless basis if the shares of common stock underlying the PIPE warrants are not then registered pursuant to an effective registration statement. In the event the Subscribers were to exercise the PIPE warrants on a cashless basis, we would not receive any proceeds and may recognize additional expense. The effect of the potential dilution on the exercise price increases the probability that the warrants will be exercised.  If an effective registration statement were in place, the warrants would be exercised through a cash purchase. The warrants have a five year term from the effective date of the required registration statement.

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

At September 30, 2007 we had minimal cash remaining.  Until significant further financing is obtained, we have had to reduce or curtail planned product development, production and marketing efforts and reduce our level of overhead.  As of the beginning of the year, management salaries have not been paid but have been accrued as of September 30, 2007.  Starting in the third quarter, we were no longer paying any employees, have three employees whose compensation is accrued but deferred and we are utilizing contract labor to fulfill the rest of our operating needs.

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

We previously committed to pay royalties to Jon Barron, a former director, who helped develop the first two product formulations of Fuel For Health (Bavarian Chocolate and Creamy Vanilla, recently enhanced and relabeled as Vita-Tein products) and who assisted us in developing five other formulations for Fuel For Health. On December 15, 2006, we entered into an agreement with Mr. Barron whereby we paid $60,000 prior to March 31, 2007 in exchange for all rights to the current product formulations and now have no future royalty or option obligations to him. Other agreements entered into by us may require us to pay royalties ranging from 0.5% to 9% of net sales to certain customers. The royalty agreements have various expiration dates through 2013. From inception through September 30, 2007, royalties incurred under the terms of these agreements were $5,859.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2007, we reported a net loss of approximately $4.3 million and have an accumulated deficit as of September 30, 2007 of approximately $17.6 million. We had approximately $8.2 million of negative working capital as of September 30, 2007 and minimal cash on hand as of the same date.

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

In July 2007, we borrowed $12,500 from Richard Stern, to fund operations.  The unsecured notes payable bear interest at 8% per annum and are due January 2008.

In July 2007, we borrowed $50,000 from Joel Sabel, to fund operations.  The unsecured notes payable bear interest at 8% per annum and are due January 2008.

In July 2007, we borrowed $50,000 from Samuel Freeman, to fund operations.  The unsecured notes payable bear interest at 8% per annum and are due January 2008.

In August and September 2007, we borrowed $23,200 from William Gallagher, our Chief Executive Officer, to fund operations. The unsecured notes payable bear interest at 8% per annum and are due from November 2007 to December 2007.

In September 2007, we borrowed $10,000 from Nicholas Comninellis, to fund operations.  The unsecured notes payable bear interest at 8% per annum and are due September 2008.

In September 2007, we borrowed $5,000 from Allen Witt, to fund operations.  The unsecured notes payable bear interest at 8% per annum and are due September 2008.

In September 2007, we borrowed $50,000 from Al Holtkamp, to fund operations.  The unsecured notes payable bear interest at 8% per annum and are due September 2008.

Contractual Obligations	Remaining 2007	2008	2009	Thereafter	Total
Operating Lease — Office Space	$13,440	$53,762	$45,834	—	$113,036
Convertible Debt	—	2,209,569	—	—	2,209,569
Notes payable	247,500	74,635	—	—	322,135
Notes payable to officer/director	65,187	50,000	—	—	115,187
Total Cash Obligations	$326,127	$2,387,966	$45,834	—	$2,759,927

We have excluded the derivative liabilities from the above table, because they represent non-cash liabilities and would distort the actual amount of our cash liabilities.

Net Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2007 was approximately $1,113,000 compared to approximately $1,535,000 during the nine months ended September 30, 2006. The decrease in cash used by operating activities of $422,000 was primarily attributable to the decrease in cash operating expenses discussed above.

Net cash provided (used in) investing activities was $0 and $(10,000) for the nine months ended September 30, 2007 and 2006, respectively.   For the nine months ended September 30, 2006, investing activities consisted of the purchase of computers and retail display equipment.

Net cash provided by financing activities was approximately $458,000 and $3,264,000 for the nine months ending September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, financing activities consisted of additional debt issuance costs, and the issuance of notes payable and common stock as previously discussed.  For the nine months ended September 30, 2006, financing activities consisted primarily of proceeds of $3,300,000 from the private placement of convertible debt, $25,000 proceeds on a note payable from a director, $117,500 of proceeds received on the sale of common stock and exercise of warrants and $420,000 proceeds on notes payable, offset by $449,738 of debt issuance costs and $148,353 in net repayments to an officer and an affiliate.

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

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer/Chief Financial Officer concluded that as of September 30, 2007, due to the material weakness in internal control over financial reporting described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 14, 2007, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In June 2007, the Company issued notes payable totaling $75,000 and granted 225,000 shares of common stock to third-party investors in exchange for proceeds of $75,000.  Proceeds of $70,055 were allocated to the shares issued. The fair value of the shares is included in common stock shares to be issued as of September 30, 2007.  Shares granted were as follows:  37,500 each to Victor DeBellis, Hollis M. Lamon, Michael J. Stern, Lizbeth S. Coughlin and 75,000 to Ward Snyder.

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

In July 2007, the Company issued notes payable totaling $65,000 and 260,000 shares of common stock to investors in exchange for proceeds of $65,000.  The unsecured notes have a six month term with 8% interest payable at maturity.  If the notes are not paid at maturity, the interest rate increases to 10%.  Nicholas Comninellis was granted 40,000 shares, Allen Witt was granted 20,000 shares and Joel Sabel was granted 200,000 shares.

In August 2007, the Company entered into a strategic alliance with Market Pathways for promotional services in exchange for 325,000 restricted shares of common stock. The fair value of the restricted shares was determined to be approximately $94,250 and is included in general and administrative expenses for the nine months ended September 30, 2007.

In August 2007, Ben Gallagher converted 30,000 shares of preferred stock into 300,000 shares of common stock.

In October 2007, the Company entered into a financial advisor agreement with Kenny Securities Corp. to provide services in raising capital through the placement of the Company’s securities with accredited individuals and institutions.  The Company will reimburse the advisor based on the transaction value of any securities placed, including placement fees, banking fees and stock warrants.  This is agreement will be effective for a nine month period.

The Company entered into a one year consulting agreement in October, 2007 with S.O.S. Resources Services Inc. to provide corporate planning and assistance in raising capital in the form of debt and/or equity.  The consultant will be compensated by receiving up to one million restricted common shares of Sweet Success Enterprises, Inc. with piggyback registration rights based on performance.

In October 2007, the Company issued notes payable totaling $130,000 to JMJ Financial in exchange for proceeds of $100,000.  The unsecured notes have a three year term with 6% annual interest payable at maturity.  The holder has the right to convert the principal and accrued interest into fully paid and nonassessable shares of the Company’s common stock.

The Company also issued stock warrants to JMJ Financial authorizing them to purchase all or part of 400,000 shares of the Company’s fully paid non-assessable common stock for $2.50 per share.  The warrants are excercisable anytime until October 5, 2012.

In October 2007, the Company issued notes payable to Nicholas Comninellis totaling $10,000 in exchange for proceeds of $10,000.  The unsecured notes have a one year maturity with an interest rate of 8%.  As additional consideration, the holder shall receive 40,000 shares of the Company’s unregistered common stock for each $10,000 loaned to the Company.

In October 2007, the Company entered into a financial public relations agreement with SmallCapVoice.Com to provide assistance in press releases, audio interviews, market updates, provide interactive profile to investors and feature the Company in internet chat broadcasts.  Initial payment for services will be $7,000 cash or $10,000 of the Company’s common Stock.  This agreement is to be effective for a thirty day period.

In October 2007, the Company issued 25,000 shares of common stock to CEO Cast for assistance in providing funding for the company.

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

Date: November 13, 2007